Form 10-Q
period 2021-06-30
Noble Rock Acquisition Corp
filed 2021-08-11
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 10, 2021, a total of 24,150,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 6,037,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NOBLE ROCK ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

NOBLE ROCK ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,291,559	$-
Prepaid expenses	478,283	6,759
Total current assets	1,769,842	6,759
Deferred offering costs	-	423,000
Investments held in Trust Account	241,517,660	-
Total Assets	$243,287,502	$429,759

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,000	$15,000
Accrued expenses	161,500	262,300
Note payable - related party	-	45,000
Total current liabilities	185,500	322,300
Deferred legal fees	320,000	113,000
Deferred underwriting commissions	9,056,250	-
Derivative warrant liabilities	10,754,270	-
Total liabilities	20,316,020	435,300

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 21,797,148 and 0 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	217,971,480	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,352,852 and 0 shares issued and outstanding (excluding 21,797,148 and 0 shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively)	235	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	604	604
Additional paid-in capital	-	24,396
Retained earnings (accumulated deficit)	4,999,163	(30,541)
Total shareholders’ Equity	5,000,002	(5,541)
Total Liabilities and Shareholders’ Equity	$243,287,502	$429,759

The accompanying notes are an integral part of these condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$287,811	$499,937
Loss from operations	(287,811)	(499,937)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,593,980	7,766,120
Financing costs - derivative warrant liabilities	-	(769,323)
Income from investments held in Trust Account	8,632	17,660
Net income	$4,314,801	$6,514,520

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,370,409	21,256,464
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,817,091	8,239,571
Basic and diluted net income per share, non-redeemable ordinary shares	$0.49	$0.79

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated)	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Sale of units in initial public offering, less fair value of public warrants	24,150,000	2,415	-	-	229,722,045	-	229,724,460
Offering costs, net of reimbursement from underwriters	-	-	-	-	(13,347,104)	-	(13,347,104)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Shares subject to possible redemption	(21,365,667)	(2,137)	-	-	(213,654,533)	-	(213,656,670)
Net income	-	-	-	-	-	2,199,719	2,199,719
Balance - March 31, 2021 (unaudited)	2,784,333	$278	6,037,500	$604	$2,829,954	$2,169,178	$5,000,014
Shares subject to possible redemption	(431,481)	(43)	-	-	(2,829,954)	(1,484,816)	(4,314,813)
Net income	-	-	-	-	-	4,314,801	4,314,801
Balance - June 30, 2021 (unaudited)	2,352,852	$235	6,037,500	$604	$-	$4,999,163	$5,000,002

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,514,520
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(17,660)
Change in fair value of derivative warrant liabilities	(7,766,120)
Financing costs - derivative warrant liabilities	769,323
Changes in operating assets and liabilities:
Prepaid expenses	(471,524)
Accounts payable	9,000
Accrued expenses	54,200
Net cash used in operating activities	(908,261)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable related party	150,000
Repayment of note payable to related party	(195,000)
Proceeds received from initial public offering, gross	241,500,000
Proceeds received from private placement	6,830,004
Reimbursement from underwriter	603,750
Offering costs paid	(5,188,934)
Net cash provided by financing activities	243,699,820

Net increase in cash	1,291,559

Cash - beginning of the period	-
Cash - end of the period	$1,291,559

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$95,000
Offering costs included in deferred legal fees	$320,000
Reversal of accrued offering costs	$(250,000)
Deferred underwriting commissions	$9,056,250
Initial value of Class A ordinary shares subject to possible redemption	$210,659,510
Change in value of Class A ordinary shares subject to possible redemption	$7,311,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not yet commenced operations. All activity through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering

The Company’s sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and capital resources

As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.6 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements in the Annual Form 10-Kfiled by the Company with the SEC on April 8, 2021.

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

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the unaudited condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering been measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has been measured at fair value using a Black Scholes model. (See Notes 4, 7 and 9). As of June 30, 2021, the fair value of the Public Warrants have been determined based on the observable listed trading price for such warrants.

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering on February 4, 2021. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 21,797,148 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per ordinary share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s unaudited condensed statement of operations includes a presentation of net income per ordinary share for ordinary shares subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, net of any taxes, by the weighted average number of ordinary shares subject to possible redemption outstanding for the period.

Net income per share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income, adjusted for income or loss on investments attributable to ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include Founder Shares as these shares do not have any redemption features and non-redeemable shares of Class A ordinary shares subject to the redemption limitation that would cause the Company’s net tangible assets to be less than $5,000,001. Non-redeemable ordinary shares participate in the income or loss on investments based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$7,791	$15,940
Less: Company’s portion available to be withdrawn to pay taxes	-	-
Net income attributable to Class A Ordinary shars subject to possible redemption	$7,791	$15,940
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	21,370,409	21,256,464
Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net income minus Net Earnings
Net income	$4,314,801	$6,514,520
Less: Net income allocable to Class A Ordinary shares subject to possible redemption	(7,791)	(15,940)
Non-redeemable net income	$4,307,010	$6,498,580
Denominator: weighted average Non-redeemable ordinary share
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary share	8,817,091	8,239,571
Basic and diluted net income per share, Non-redeemable ordinary share	$0.49	$0.79

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,553,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million. On February 4, 2021, the day of issuance, the fair value of the Private Placement warrants was approximately $6.7 million compared to the gross proceeds received of approximately $6.8 million, therefore, an excess of approximately $85,000 cash was received over the fair value of the Private Placement warrants. The excess in cash received over the fair value of the Private Placement warrants is recorded as additional paid in capital on the unaudited condensed statement of changes in shareholders’ equity.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and six months ended June 30, 2021, the Company incurred expenses under this agreement of $90,000, and $150,000, respectively. As of June 30, 2021, there were no amounts payable for these services.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2021, the Company recorded deferred legal fees of approximately $320,000 in connection with such services on the accompanying balance sheet.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private PlacementWarrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 2,352,852 Class A ordinary shares issued or outstanding, excluding 21,797,148 Class A ordinary shares subject to possible redemption. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,517,660	$-	$-	$-
Liabilities:
Derivative public warrant liabilities	$6,842,500	$-	$-	$6,842,500
Derivative private warrant liabilities	$-	$-	$3,911,770	$3,911,770
Total fair value	$248,360,160	$-	$3,911,770	$10,754,270

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were transfers between level 3 and level 1 of public warrants during the three months ended June 30, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and the Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model.

For periods subsequent to the detachment of the Public Warrants for the three and six months ended June 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of $4.6 million and $7.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and BSM model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Changes in these valuation assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of February 4, 2021	As of March 31, 2021	As of June 30, 2021
Exercise price	11.50	11.50	11.50
Stock Price	9.87	9.63	9.67
Option term to M&A	5.00	5.00	5.00
Volatility	20%	18%	15%
Risk-free interest rate	0.64%	1.14%	1.01%

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	18,520,390
Transfer of Public Warrants to Level 1 measurement	(11,775,540)
Change in fair value of derivative warrant liabilities - Level 3	(1,179,770)
Derivative warrant liabilities at March 31, 2021 - Level 3	5,565,080
Change in fair value of derivative warrant liabilities - Level 3	(1,653,310)
Derivative warrant liabilities at June 30, 2021 - Level 3	$3,911,770

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

Results of Operations

Our entire activity through June 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of approximately $4.3 million, which consisted of $4.6 million for change in fair value of derivative warrant liabilities, approximately $9,000 of income from investments held in Trust Account, offset by approximately $288,000 of general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $6.5 million, which consisted of $7.8 million for change in fair value of derivative warrant liabilities, approximately $18,000 of income from investments held in Trust Account, offset by approximately $769,000 of financing costs and approximately $500,000 of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.3 million in cash and working capital of approximately $1.6 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $195,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

Administrative Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and six months ended June 30, 2021, we incurred expenses under this agreement of $90,000, and $150,000, respectively. As of June 30, 2021, there were no amounts payable for these services.

In addition, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or us or any of their affiliates.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of this prospectus to purchase up to 3,150,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On February 4, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.375 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters paid to us in an amount equal to 0.25% of the offering gross proceeds, or $603,750 in the aggregate to reimburse certain expenses in connection with the Initial Public Offering.

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of June 30, 2021, we recorded deferred legal fees of approximately $320,000 in connection with such services on the accompanying balance sheet.

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

Investments held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 21,797,148 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Derivative warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Non-redeemable ordinary shares include Founder Shares as these shares do not have any redemption features and non-redeemable shares of Class A ordinary shares subject to the redemption limitation that would cause the Company’s net tangible assets to be less than $5,000,001. Non-redeemable ordinary shares participate in the income or loss on investments based on non-redeemable shares’ proportionate interest.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our certifying officers concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting related to the reclassification of our warrants and other accounting matters which resulted in the revision of our audited opening balance sheet as of February 4, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements have not yet been identified. In light of the material weakness identified, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As a result, included on our unaudited condensed balance sheet as of June 30, 2021 contained in our June 30, 2021 Quarterly Report on Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $14.4 million, inclusive of approximately $9.1 million in deferred underwriting commissions. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $241.5 million of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2021.

NOBLE ROCK ACQUISITION CORPORATION

By:	/s/ Whitney A. Bower
Name:	Whitney A. Bower
Title:	Chief Executive Officer