Form 10-Q
period 2021-09-30
Noble Rock Acquisition Corp
filed 2021-11-22
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 22, 2021, a total of 24,150,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 6,037,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NOBLE ROCK ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

NOBLE ROCK ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$1,157,128	$-
Prepaid expenses	378,247	6,759
Total current assets	1,535,375	6,759
Deferred offering costs	-	423,000
Investments held in Trust Account	241,520,900	-
Total Assets	$243,056,275	$429,759

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$90,060	$15,000
Accrued expenses	140,500	262,300
Note payable - related party	-	45,000
Total current liabilities	230,560	322,300
Deferred legal fees	320,000	113,000
Deferred underwriting commissions	9,056,250	-
Derivative warrant liabilities	8,699,870	-
Total liabilities	18,306,680	435,300

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 and 0 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	241,500,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	604	604
Additional paid-in capital	-	24,396
Accumulated deficit	(16,751,009)	(30,541)
Total Shareholders’ Deficit	(16,750,405)	(5,541)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$243,056,275	$429,759

The accompanying notes are an integral part of these condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

General and administrative expenses	$279,526	$779,464
Loss from operations	(279,526)	(779,464)
Other income (expenses)
Change in fair value of derivative warrant liabilities	2,054,400	9,820,520
Financing costs - derivative warrant liabilities	-	(769,323)
Income from investments held in Trust Account	3,240	20,900
Net income	$1,778,114	$8,292,633

Weighted average shares outstanding of Class A ordinary shares, basic	24,150,000	21,142,308
Basic net income per share, Class A ordinary shares	$0.06	$0.31
Weighted average shares outstanding of Class A ordinary shares, diluted	24,150,000	21,142,308
Diluted net income per share, Class A ordinary shares	$0.06	$0.31
Weighted average shares outstanding of Class B ordinary shares, basic	6,037,500	5,939,423
Basic net income per share, Class B ordinary shares	$0.06	$0.31
Weighted average shares outstanding of Class B ordinary shares, diluted	6,037,500	6,037,500
Diluted net income per share, Class B ordinary shares	$0.06	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Accretion of Class A ordinary shares to redemption amount, (Restated – See Note 2)	-	-	-	-	(109,546)	(25,013,102)	(25,122,648)
Net income	-	-	-	-	-	2,199,719	2,199,719
Balance - March 31, 2021 (unaudited) (Restated – See Note 2)	-	$-	6,037,500	$604	$-	$(22,843,924)	$(22,843,320)
Net income	-	-	-	-	-	4,314,801	4,314,801
Balance - June 30, 2021 (unaudited) (Restated – See Note 2)	-	$-	6,037,500	$604	$-	$(18,529,123)	$(18,528,519)
Net income	-	-	-	-	-	1,778,114	1,778,114
Balance - September 30, 2021 (unaudited)	-	$-	6,037,500	$604	$-	$(16,751,009)	$(16,750,405)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$8,292,633
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(20,900)
Change in fair value of derivative warrant liabilities	(9,820,520)
Financing costs - derivative warrant liabilities	769,323
Changes in operating assets and liabilities:
Prepaid expenses	(371,487)
Accounts payable	50,060
Accrued expenses	58,200
Net cash used in operating activities	(1,042,691)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(241,500,000)
Net cash used in investing activities	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable related party	150,000
Repayment of note payable to related party	(195,000)
Proceeds received from initial public offering, gross	241,500,000
Proceeds received from private placement	6,830,004
Reimbursement from underwriter	603,750
Offering costs paid	(5,188,935)
Net cash provided by financing activities	243,699,819

Net increase in cash	1,157,128

Cash - beginning of the period	-
Cash - end of the period	$1,157,128

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$25,000
Offering costs included in accrued expenses	$70,000
Offering costs included in deferred legal fees	$320,000
Deferred underwriting commissions	$9,056,250

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

As of September 30, 2021, the Company had not yet commenced operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering

The Company’s sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” (“ASC 480). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and capital resources

As of September 30, 2021, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements in the Annual Form 10-K filed by the Company with the SEC on April 8, 2021.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Restatement to previously reported financial statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on February 10, 2021 (the “Post-IPO Balance Sheet”) that was previously revised and reported in its Form 10-Q for the quarterly period ended March 31, 2021, and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously reported Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $30.8 million, a decrease to additional paid-in capital of $5.1 million, an increase to the accumulated deficit of $25.8 million, and the reclassification of 3,084,049 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption as presented below.

As of February 4, 2021:	As Previously Reported As Revised	Adjustment	As Restated
Total assets	$244,708,259	$-	$244,708,259
Total liabilities	$29,048,740	$-	$29,048,740
Class A common stock subject to possible redemption	$210,659,510	$30,840,490	$241,500,000
Preferred stock	$-
Class A ordinary shares	$308	$(308)	$-
Class B ordinary shares	$604	$-	$604
Additional paid-in captial	$5,827,080	$(5,827,080)	$-
Accumulated deficit	$(827,981)	$(25,013,104)	$(25,841,085)
Total shareholders’ equity (deficit)	$5,000,009	$(30,840,490)	$(25,840,481)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$244,708,259	$-	$244,708,259

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$243,586,069	$-	$243,586,069
Total liabilities	$24,929,389	$-	$24,929,389
Class A common stock subject to possible redemption	$213,656,670	$27,843,330	$241,500,000
Preferred stock	$-
Class A ordinary shares	$278	$(278)	$-
Class B ordinary shares	$604	$-	$604
Additional paid-in captial	$2,829,950	$(2,829,950)	$-
Accumulated deficit	$2,169,178	$(25,013,102)	$(22,843,924)
Total shareholders’ equity (deficit)	$5,000,010	$(27,843,330)	$(22,843,320)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$243,586,069	$-	$243,586,069

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021:	As Reported	Adjustment	As Restated
Total assets	$243,287,502	$-	$243,287,502
Total liabilities	$20,316,020	$-	$20,316,020
Class A common stock subject to possible redemption	$217,971,480	$23,528,520	$241,500,000
Preferred stock	$-
Class A ordinary shares	$235	$(235)	$-
Class B ordinary shares	$604	$-	$604
Additional paid-in captial	$-	$-	$-
Accumulated deficit	$4,999,163	$(23,528,285)	$(18,529,122)
Total shareholders’ equity (deficit)	$5,000,002	$(23,528,520)	$(18,528,518)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$243,287,502	$-	$243,287,502

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The tables below present the effect of the financial statement adjustments related to the restatements discussed above on the Company’s previously reported condensed statement of changes in shareholders’ equity (deficit) for the three months and six months ended June 30, 2021:

Three Months Ended March 31, 2021	As Reported	Adjustment	Restated
Sale of Shares in Initial Public Offering, Less Fair Value of Public Warrants
Class A ordinary shares, par value $0.0001	$2,415	$(2,415)	$-
Additional paid-in capital	$229,722,045	$(229,722,045)	$-
Offering Costs
Additional paid-in capital	$(13,347,104)	$13,347,104	$-
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$2,137	$(2,137)	$-
Additional paid-in capital	$213,654,533	$(213,654,533)	$-
Accretion of Class A Ordinary Shares to Redemption Amount
Additional paid-in capital	$-	$(109,546)	$(109,546)
Accumulated deficit	$-	$(25,013,102)	$(25,013,102)

Three Months Ended June 30, 2021	As Reported	Adjustment	Restated
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares, par value $0.0001	$(43)	$43	$-
Additional paid-in capital	$(2,829,954)	$2,829,954	$-
Accumulated deficit	$(1,484,816)	$1,484,816	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(710,396)	$-	$(710,396)
Cash Flows from Investing Activities	$(241,500,000)	$-	$(241,500,000)
Cash Flows from Financing Activities	$243,699,819	$-	$243,699,819
Supplemental Disclosure of Noncash Financing Activities:			$-
Offering costs included in accrued expenses	$95,000	$-	$95,000
Offering costs included in deferred legal fees	$320,000	$-	$320,000
Reversal of accrued offering costs	$(250,000)	$-	$(250,000)
Deferred underwriting commissions in connection with the initial public offering	$9,056,250	$(9,056,250)	$-
Initial value of Class A ordinary shares subject to possible redemption	$210,659,510	$(210,659,510)	$-
Change in value of Class A ordinary shares subject to possible redemption	$2,997,160	$(2,997,160)	$-

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(908,261)	$-	$(908,261)
Cash Flows from Investing Activities	$(241,500,000)	$-	$(241,500,000)
Cash Flows from Financing Activities	$243,699,820	$-	$243,699,820
Supplemental Disclosure of Noncash Financing Activities:			$-
Offering costs included in accrued expenses	$95,000	$-	$95,000
Offering costs included in deferred legal fees	$320,000	$-	$320,000
Reversal of accrued offering costs	$(250,000)	$-	$(250,000)
Deferred underwriting commissions in connection with the initial public offering	$9,056,250	$-	$9,056,250
Initial value of Class A ordinary shares subject to possible redemption	$210,659,510	$(210,659,510)	$-
Change in value of Class A ordinary shares subject to possible redemption	$7,311,973	$(7,311,973)	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021 - Basic
Net income	$2,199,719	$-	$2,199,719
Weighted average shares outstanding - basic	21,071,303	(6,044,636)	15,026,667
Basic earnings per share	$0.00	$0.11	$0.11
Form 10-Q (March 31, 2021) - three months ended March 31, 2021 - Diluted
Net income	$2,199,719	$-	$2,199,719
Weighted average shares outstanding - diluted	21,071,303	(6,044,636)	15,026,667
Diluted earnings per share	$-	$0.10	$0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021 - basic and diluted
Net income	$4,314,801	$-	$4,314,801
Weighted average shares outstanding	21,370,409	2,779,591	24,150,000
Basic and diluted earnings per share	$0.00	$0.14	$0.14
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 - basic
Net income	$6,514,520	$-	$6,514,520
Weighted average shares outstanding - basic	21,256,464	(1,642,928)	19,613,536
Basic earnings per share	$-	$0.26	$0.26
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 - diluted
Net income	$6,514,520	$-	$6,514,520
Weighted average shares outstanding	21,256,464	(1,642,928)	19,613,536
Diluted earnings per share	$0.00	$0.25	$0.25

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021 - Basic
Net income	$2,199,719	$-	$2,199,719
Weighted average shares outstanding - basic	7,655,634	(1,915,634)	5,740,000
Basic earnings per share	$0.29	$(0.18)	$0.11
Form 10-Q (March 31, 2021) - three months ended March 31, 2021 - Diluted
Net income	$2,199,719	$-	$2,199,719
Weighted average shares outstanding - diluted	7,655,634	(1,618,134)	6,037,500
Diluted earnings per share	$0.29	$(0.19)	$0.10
Form 10-Q (June 30, 2021) - three months ended June 30, 2021 - basic and diluted
Net income	$4,314,801	$-	$4,314,801
Weighted average shares outstanding	8,817,091	(2,779,591)	6,037,500
Basic and diluted earnings per share	$0.49	$(0.35)	$0.14
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 - basic
Net income	$6,514,520	$-	$6,514,520
Weighted average shares outstanding - basic	8,239,571	(2,349,999)	5,889,572
Basic earnings per share	$0.79	$(0.53)	$0.26
Form 10-Q (June 30, 2021) - six months ended June 30, 2021 - diluted
Net income	$6,514,520	$-	$6,514,520
Weighted average shares outstanding	8,239,571	(2,202,071)	6,037,500
Diluted earnings per share	$0.79	$(0.54)	$0.25

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

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company had no cash equivalents held outside the Trust Account.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the unaudited condensed balance sheets.

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has been measured at fair value using a Black Scholes model at each reporting period. (See Notes 4, 7 and 9). As of September 30, 2021, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 24,150,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,775,540 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of September 30, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income - Basic	$1,422,491	$355,623	$6,473,936	$1,818,697
Allocation of net income - Diluted	$1,442,491	$355,623	$6,450,575	$1,842,058

Denominator:
Basic weighted average ordinary shares outstanding	24,150,000	6,037,500	21,142,308	5,939,423
Diluted weighted average ordinary shares outstanding	24,150,000	6,037,500	21,142,308	6,037,500
Basic net income per ordinary share	$0.06	$0.06	$0.31	$0.31
Diluted net income per ordinary share	$0.06	$0.06	$0.31	$0.31

Recent accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On November 11, 2020, the initial shareholders paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares (the “Founder Shares”). On February 1, 2021, the Company declared a stock dividend with respect to the Class B ordinary shares such that 0.05 Class B ordinary shares were issued for every one Class B ordinary share, resulting in an aggregate of 6,037,500 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to an aggregate of 787,500 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On February 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 787,500 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On November 11, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. Through February 4, 2021, the Company borrowed a total of $195,000 and repaid the Note in full on February 5, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and nine months ended September 30, 2021, the Company incurred expenses under this agreement of $90,000, and $240,000, respectively, included as general and administrative expenses on the accompanying unaudited condensed statements of operations. As of September 30, 2021, there were no amounts payable for these services.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.375 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company received reimbursement from the underwriters of certain expenses in connection with the Initial Public Offering in the aggregate amount of $603,750, equal to 0.25% of the offering gross proceeds.

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2021, the Company had deferred legal fees of approximately $320,000 in connection with such services on the accompanying balance sheet.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. There were no Class A shares outstanding as of December 31, 2020.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet is reconciled on the following table:

As of September 30,
2021
Gross Proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,775,540)
Class A ordinary shares issuance costs	(13,347,108)
Plus:
Accretion of carrying value to redemption value	25,122,648
Class A ordinary shares subject to possible redemption	$241,500,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying unaudited condensed balance sheets. See Note 8. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

Class B Ordinary Shares - The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 11, 2020, the Company issued 5,750,000 Class B ordinary shares to the Initial Shareholders. On February 1, 2021, the Company declared a stock dividend with respect to the Class B ordinary shares such that 0.05 Class B ordinary shares were issued for each share of Class B ordinary shares, resulting in an aggregate of 6,037,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5). Of the 6,037,500 Class B ordinary shares outstanding, up to 787,500 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 787,500 Founder Shares were no longer subject to forfeiture.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,520,900	$-	$-	$241,520,900
Liabilities:
Derivative public warrant liabilities	$5,513,450	$-	$-	$5,513,450
Derivative private warrant liabilities	-	-	3,186,420	3,186,420
Total derivative warrant liabilities	$247,034,350	$-	$3,186,420	$8,699,870

There were no assets or liabilities measured on a recurring basis as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between Level 3 and Level 1 of public warrants during the three months ended September 30, 2021. In March 2021, as the Public Warrants begun separately trading, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model.

For the three and nine months ended September 30, 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $2.1 million and $9.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 4, 2021	September 30, 2021
Exercise price	11.50	11.50
Stock Price	$9.87	$9.71
Option term to M&A	5.00	5.00
Volatility	20%	12%
Risk-free interest rate	0.64%	1.09%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	18,520,390
Transfer of Public Warrants to Level 1 measurement	(11,775,540)
Change in fair value of derivative warrant liabilities - Level 3	(1,179,769)
Derivative warrant liabilities at March 31, 2021 - Level 3	5,565,081
Change in fair value of derivative warrant liabilities - Level 3	(1,653,316)
Derivative warrant liabilities at June 30, 2021 - Level 3	$3,911,766
Change in fair value of derivative warrant liabilities - Level 3	(725,346)
Derivative warrant liabilities at September 30, 2021 - Level 3	$3,186,420

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Other the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity through September 30, 2021, was in preparation for our Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $1.8 million, which consisted of $2.1 million for change in fair value of derivative warrant liabilities, approximately $3,000 of income from investments held in Trust Account, offset by approximately $280,000 of general and administrative expenses.

For the nine months ended September 30, 2021, we had net income of approximately $8.3 million, which consisted of $9.8 million for change in fair value of derivative warrant liabilities, approximately $21,000 of income from investments held in Trust Account, offset by approximately $769,000 of financing costs and approximately $779,000 of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.2 million in cash and working capital of approximately $1.3 million.

Our liquidity needs to date have been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of $195,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

Administrative Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and nine months ended September 30, 2021, we incurred expenses under this agreement of $90,000, and $240,000, respectively, included as general and administrative expenses on the unaudited condensed statements of operations. As of September 30, 2021, there were no amounts payable for these services.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.375 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters paid to us in an amount equal to 0.25% of the offering gross proceeds, or $603,750 in the aggregate to reimburse us for certain expenses in connection with the Initial Public Offering.

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that we complete a Business Combination. As of September 30, 2021, we had deferred legal fees of approximately $320,000 in connection with such services on the accompanying unaudited condensed balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 24,150,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,775,540 shares of Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of September 30, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 4, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The risk factors disclosed in “Risk Factors” included in our prospectus filed with the SEC on February 3, 2021 and our Quarterly Report for the quarterly period ended June 30, 2021 filed on Form 10-Q with the SEC on August 11, 2021 are hereby incorporated by reference.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company reevaluated the classification of the Class A ordinary shares subject to possible redemption. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of February 4, 2021, March 31, 2021 and June 30, 2021 and for the quarterly periods ended March 31, 2021 and June 30, 2021, should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s Class A ordinary shares subject to possible redemption. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

As a result of this material weakness, and the material weakness related to the reclassification of our warrants and other accounting matters which resulted in the revision of our audited opening balance sheet as of February 4, 2021, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weaknesses, and continue to evaluate steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.

In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weaknesses, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22 day of November 2021.

NOBLE ROCK ACQUISITION CORPORATION

By:	/s/ Whitney A. Bower
Name:	Whitney A. Bower
Title:	Chief Executive Officer