Form 10-K
period 2021-12-31
Noble Rock Acquisition Corp
filed 2022-03-11
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

To

Commission File No. 001-39970

Noble Rock Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1566600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4001 Kennett Pike, Suite 302
Wilmington, DE	19807
(Address of Principal Executive Offices)	(Zip Code)

(302) 338-9130

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	NRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NRACW	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on The Nasdaq Stock Market, was $233,530,500 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.67).

As of March 11, 2022, there were 24,150,000 of the Registrant’s Class A ordinary shares and 6,037,500 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Noble Rock Acquisition Corporation

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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

We consummated our Initial Public Offering on February 4, 2021. As of December 31, 2021, we had not yet commenced operations. All activity for the period from November 4, 2020 (inception) through December 31, 2021 related to our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 4, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Human Capital Management

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

Item 1.A. Risk Factors.

Risk Factor Summary

We are providing the following summary of the risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

●	We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

●	We may face risks related to companies in the technology industries.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

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

Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders or warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

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

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

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

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete or initial Business Combination.

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

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in Trust Account the per-share redemption amount received by public shareholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

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

Changes in laws or regulations or how such laws are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within 24 months of the closing of the Initial Public Offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Island Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the initial 24 months before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our founder shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to our Class A ordinary shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or warrants issued in connection with working capital loans are registered for resale.

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

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.

We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of March 11, 2022, there were 475,850,000 and 43,962,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2020, there were no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares, and may issue preferred shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial Business Combination, we may not issue additional ordinary shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional ordinary shares or preferred shares:

●	may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

Failure to maintain our status as tax resident solely in the Cayman Islands could adversely affect our financial and operating results. Our intention is that prior to our initial Business Combination we should be resident solely in the Cayman Islands.

Continued attention must be paid to ensure that major decisions by the Company are not made from another jurisdiction, since this could cause us to lose our status as tax resident solely in the Cayman Islands. The composition of the board of directors, the place of residence of the individual members of the board of directors and the location(s) in which the board of directors makes decisions will all be important factors in determining and maintaining our tax residence in the Cayman Islands. If we were to be considered as tax resident within another jurisdiction, we may be subject to additional tax in that jurisdiction, which could negatively affect our financial and operating results, and/or our shareholders’ or warrant holders’ investment returns could be subject to additional or increased taxes (including withholding taxes).

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

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

Our initial shareholders own 20% of our issued and outstanding ordinary shares. In addition, prior to our initial Business Combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under such statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business combination.

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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

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

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our prior taxable year, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our prior taxable year, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to its Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (’SPACs’)”. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021, contained in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accounting for our complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A material weaknesses could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weaknesses we’ve identified, the changes in accounting for the warrants and for Class A ordinary shares subject to redemption, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2021, we had approximately $868,000 cash in our operating bank account and working capital of approximately $1.0 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans and will not generate any operating revenues until after the completion of our initial Business Combination. In addition, we expect to have negative cash flows from operations as we pursue an initial Business Combination target. Management’s plans to address this need for capital through our initial Business Combination are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate our initial Business Combination or our inability to continue as a going concern.

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

Item 4. Mine Safety Disclosures.

None.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units began trading on The Nasdaq Stock Market on February 2, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On March 24, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on March 25, 2021. Any Units not separated continue to trade on The Nasdaq Stock Market under the symbol “NRACU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the The Nasdaq Stock Market under the symbols “NRAC” and “NRACW,” respectively.

(b)	Holders

As of March 1, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, and two holders of record of our redeemable warrants.

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

Item 6. [Reserved].

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

We intend to complete our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of our ordinary shares if preferred stock is issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of shares of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through December 31, 2021 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of approximately $9.4 million, which consisted of $11.5 million for a change in the fair value of derivative warrant liabilities, approximately $26,000 of income from investments held in the Trust Account, offset by approximately $769,000 of financing costs and approximately $1.3 million of general and administrative expenses.

For the period from November 4, 2020 (inception) through December 31, 2020, we had a net loss of approximately $31,000, which consisted solely of general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $868,000 cash in our operating bank account and working capital of approximately $1.0 million.

Through December 31, 2021, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

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

However, in connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have until February 4, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 4, 2023.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021 and 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2021, we incurred expenses under this agreement of $330,000, included as general and administrative expenses on the statements of operations. There were no expenses incurred for the period from November 4, 2020 (inception) through December 31, 2020. As of December 31, 2021, there were no amounts payable for these services.

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

Contractual Obligations

Registration Rights

The initial shareholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement. The initial shareholders and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of December 31, 2021 and 2020, we recorded $604,749 and $113,000 in deferred legal fees, respectively.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and December 31, 2020, 24,150,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,775,540 shares of Class A ordinary shares in the calculation of diluted income per share, because exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of September 30, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Reference is made to Pages F-1 through F-20 comprising a portion of this Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 4, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s balance sheet as of February 4, 2021, and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Whitney A. Bower	56	Chief Executive Officer and Chairman
Pete Low	53	Chief Financial Officer and Director
Michael D. Alter	54	Director
David Habiger	53	Director
David Lang	55	Director
Aemish Shah	36	Director

Whitney A. Bower has served as our Chief Executive Officer and Chairman since November 2020. Mr. Bower is the Founder and Managing Partner of Noble Rock Advisors, an independent sponsor of mid-market growth and private equity investments in the technology sector. Mr. Bower currently serves as a Director of NAVEX Inc., and an advisor to BC Partners, Cortex Building Intelligence, and Inflexion Private Equity. Prior to founding Noble Rock Advisors, Mr. Bower founded and managed 3i’s top quartile US private equity business and held roles on the firm’s Global Investment and Compliance Committees. Mr. Bower built his track record as a principal and deal lead at Geocapital Partners and Bain Capital Ventures where he led 10 investments in the US and Europe. Earlier in his career, Mr. Bower was Director of Marketing at internet software company, Open Market Inc (NASDAQ: OMKT), and Manager of Strategy & Business Development with Fortune 500 media company, Times Mirror (NYSE: TMC). Mr. Bower graduated from Harvard College and received an M.B.A. from Harvard Business School. He is a former United States Peace Corps Volunteer and member of the Council on Foreign Relations. We believe Mr. Bower is well-qualified to serve on our board of directors based on his deep expertise in investing in technology companies in the software and tech-enabled services sectors, and his experience serving as advisor to companies in these sectors.

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

Michael D. Alter has served as a director since January 2021. Mr. Alter is a Clinical Professor of Entrepreneurship at the University of Chicago’s Booth School of Business. Mr. Alter was the Executive Chairman (and former Interim CEO) of Vanco, a leading provider of electronic payment solutions to the faith-based and K-12 education communities. In 2013, he joined the board of The Tie Bar, LLC, a leading e-commerce destination for stylish men’s accessories, and served as the Chief Executive Officer until 2016. Prior to The Tie Bar, Mr. Alter was a co-founder and CEO of SurePayroll, a SaaS technology company that is now a wholly owned subsidiary of Paychex. Mr. Alter co-founded SurePayroll in 2000 after six years as a Consultant with McKinsey and Company. Prior to receiving his M.B.A. from the Harvard Business School, Mr. Alter worked in various sales positions at IBM. He holds a bachelor’s degree in economics from Northwestern University. Mr. Alter is an active board and advisory board member for leading growth stage technology companies including: Vanco and First Stop Health, a leading telemedicine services company. Mr. Alter is a past recipient of the Illinois Technology Association CityLIGHTS CEO of the Year Award, and has been a nationally recognized spokesman on business issues, having served as a columnist for INC.com and appeared regularly in media outlets nationwide, including Bloomberg TV and the Wall Street Journal. We believe Mr. Alter is well qualified to serve on our board of directors based on his extensive experience growing, operating, and advising growth stage technology companies combined with his experience serving larger organizations for McKinsey and Company.

[1]	To be updated based on D&O Questionnaires/confirmations.

David Habiger has served as a director since January 2021. Mr. Habiger has also served as President and CEO of J.D. Power, a market research and data analytics company, since March 2018. Mr. Habiger previously served as CEO of Textura Corporation (NYSE: TXTR), a software company focused on construction management, from April 2015 through its sale to Oracle in June 2016. From July 2011 until its sale to Cisco Systems in August 2012, Mr. Habiger served as the CEO of NDS Group Ltd., a provider of video software and content security solutions. From 2005 until its sale to Rovi Corporation in 2011, Mr. Habiger served as President and CEO of Sonic Solutions (NASDAQ: SNIC), a digital media software company. Mr. Habiger currently serves on the board of directors of Xperi Corporation, an intellectual property licensing company. Mr. Habiger also serves on the boards of directors of several private companies, and is Chairman of Sovos Compliance, a leading enterprise tax compliance software provider. Mr. Habiger is a director at the Chicago Federal Reserve and serves on the SABOR (Systems Activities, Bank Operations, and Risk) Committee and the Governance & HR Committee for the Federal Reserve. During the past five years, Mr. Habiger served as a public company board member of Enova, Control 4, Immersion Corporation, RealD, Inc., DTS, Inc., Echo Global, Stamps.com, GrubHub and Textura Corporation. Mr. Habiger received a B.B.A. in business administration from St. Norbert College and an M.B.A. from the University of Chicago. We believe Mr. Habiger is well-qualified to serve on our board of directors due to his extensive experience with the growth and development of technology companies, including service as a CEO at public and private companies.

David Lang has served as a director since January 2021. Mr. Lang is a private equity investor who specializes in healthcare services, healthcare technology and software/services sectors. He began his career as a financial analyst at Merrill Lynch, then moved to TA Associates as a software associate in 1990. Mr. Lang spent 25 years at TA Associates in various roles, including Managing Director in its healthcare team. At TA Associates, Mr. Lang led investments in numerous companies, including One Call Medical, TARGUSinfo, American Access Care, Alma Lasers, Intercontinental Exchange, National Imaging Associates, MQ Associates, Medsolutions/Evicore and Lawson Software. Mr. Lang is Chairman of the Board of Lahey Hospital and Medical Clinic, Director at American Endovascular, Alumni Ventures Group, Clearview Dermatology, Lexington Medical, Earthwatch Institute, and Community Action Partners. Mr. Lang graduated from Harvard College in 1989 and Harvard Business School in 1995. We believe Mr. Lang is well-qualified to serve on our board of directors due to his experience in the healthcare industry and his contacts and relationships.

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Whitney A. Bower	Noble Rock Advisors, Inc.	Investment Firm	Founder/Managing Partner
	BC Partners LLP	Investment Firm	Advisor
	Cortex Building Intelligence, Inc.	IT Services	Advisor
	Inflexion Private Equity	Investment Firm	Advisor
	NAVEX Inc.	Software	Director
Pete Low	N/A	N/A	N/A
Michael D. Alter	The University of Chicago	Education	Clinical Professor
	Vanco Payment Solutions Inc.	Technology	Director
	MAX Digital, LLC	Technology	Director
	First Stop Health, LLC	Medical Services	Director
	Quevos	Consumer Goods	Director
	Pippin Title	Real Estate Software	Director
	Wavecrest Growth Partners	Investment Firm	Advisor
David Habiger	J.D. Power & Associates	Market Research	President & CEO
	Federal Reserve Bank of Chicago	Federal Bank	Director
	Xperi Corporation	IP Licensing	Director
	Sovos Compliance	Tax Compliance Software	Chairman
David Lang	Lahey Hospital and Medical Clinic	Healthcare	Chairman
	American Endovascular	Healthcare	Director
	Alumni Ventures Group	Investment Firm	Director
	Clearview Dermatology	Healthcare	Director
	Earthwatch Institute	Environmental Nonprofit	Director
	Community Action Partners	Nonprofit	Director
	Lexington Medical	Healthcare	Director
	Noble Rock Advisors, Inc.	Investment Firm	Advisor
	Wavecrest Growth Partners	Investment Firm	Advisor
	Schernecker Property Services	Contractor	Advisor
Aemish Shah	General Global Capital	Investment Firm	Managing Partner & Co-Founder
	Grail Partners	Investment Firm	Partner
	PricewaterhouseCoopers	Financial Advisory	Senior Associate
	TeacherCraft	Nonprofit	Advisor

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us at March 1, 2022 with respect to the beneficial ownership of our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and executive officers that beneficially owns ordinary shares; and

●	all our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 1, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner (2)
Noble Rock Sponsor LLC (our Sponsor)(3)	—	—	6,037,500	20.0%
Whitney A. Bower(3)	—	—	6,037,500	20.0%
Peter Low	—	—	—	—
Michael D. Alter	—	—	—	—
David Habiger	—	—	—	—
David Lang	—	—	—	—
Aemish Shah	—	—	—	—
Periscope Capital Inc.(4)	1,312,808	5.44%
Glazer Capital, LLC(5)	1,304,104	5.40%
All directors and executive officers as a group (6 individuals)	—	—	6,037,500	20.0%

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in Exhibit 4.2 to this Annual Report on Form 10-K.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Maples Fiduciary Services (Delaware) Inc., 4001 Kennett Pike, Suite 302, Wilmington, DE 19807.

(3)	Noble Rock Sponsor LLC, our Sponsor, is the record holder of the Class B ordinary shares reported herein. Our officers and directors (or their affiliates) are members of our Sponsor. Whitney A. Bower may be deemed to beneficially own shares held by our Sponsor by virtue of his control over our Sponsor. Other than Whitney A. Bower, no member of our Sponsor exercises voting or dispositive control over any of the shares held by our Sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2022, Periscope Capital Inc. is the beneficial owner of 975,908 Class A ordinary shares, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 336,900 Class A ordinary shares of the Company. The business address for Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, each of Glazer Capital, LLC and Paul J. Glazer, shares voting and dispositive power with regard to 1,304,104 Class A ordinary shares of the Company. The business address for each is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees incurred by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled approximately $107,000 and $15,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Marcum LLP any audit-related fees for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated February 1, 2021, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration Rights Agreement, dated February 1, 2021, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated February 1, 2021, between the Company and the Sponsor.
10.5(1)	Sponsor Warrants Purchase Agreement, dated February 1, 2021, between the Company and the Sponsor.
10.6(2)	Indemnity Agreement, dated February 1, 2021, between the Company and Whitney A. Bower.
10.7(2)	Indemnity Agreement, dated February 1, 2021, between the Company and Pete Low.
10.8(2)	Indemnity Agreement, dated February 1, 2021 , between the Company and Michael D. Alter.
10.9(2)	Indemnity Agreement, dated February 1, 2021, between the Company and David Habiger.
10.10(2)	Indemnity Agreement, dated February 1, 2021, between the Company and David Lang.
10.11(2)	Indemnity Agreement, dated February 1, 2021, between the Company and Aemish Shah.
14.01(2)	Code of Ethics and Business Conduct of Noble Rock Acquisition Corporation.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021.

Item 16. Form 10-K Summary.

None.

NOBLE ROCK ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Noble Rock Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Noble Rock Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from November 14, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

March 11, 2022

NOBLE ROCK ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$867,698	$-
Prepaid expenses	299,487	6,759
Total current assets	1,167,185	6,759
Deferred offering costs	-	423,000
Investments held in Trust Account	241,526,002	-
Total Assets	$242,693,187	$429,759

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$-	$15,000
Accrued expenses	119,875	262,300
Note payable - related party	-	45,000
Total current liabilities	119,875	322,300
Deferred legal fees	604,749	113,000
Deferred underwriting commissions	9,056,250	-
Derivative warrant liabilities	7,031,280	-
Total liabilities	16,812,154	435,300
Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 24,150,000 and 0 shares subject to possible redemption at $10.00 per share at December 31, 2021 and December 31, 2020, respectively	241,500,000	-
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at December 31, 2021 and December 31, 2020	604	604
Additional paid-in capital	-	24,396
Accumulated deficit	(15,619,571)	(30,541)
Total Shareholders’ Deficit	(15,618,967)	(5,541)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$242,693,187	$429,759

The accompanying notes are an integral part of these financial statements.

NOBLE ROCK ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period From November 4, 2020 (Inception) through December 31, 2020
General and administrative expenses	$1,321,717	$30,541
Loss from operations	(1,321,717)	(30,541)
Other income (expenses)
Change in fair value of derivative warrant liabilities	11,489,110	-
Financing costs - derivative warrant liabilities	(769,323)	-
Income from investments held in Trust Account	26,002	-
Net income (loss)	$9,424,072	$(30,541)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	21,900,411	-
Basic and diluted net income per share, Class A ordinary shares	$0.34	$-
Weighted average shares outstanding of Class B ordinary shares, basic	5,964,144	5,250,000
Basic net income (loss) per share, Class B ordinary shares	$0.34	$(0.01)
Weighted average shares outstanding of Class B ordinary shares, diluted	6,037,500	5,250,000
Diluted net income (loss) per share, Class B ordinary shares	$0.34	$(0.01)

The accompanying notes are an integral part of these financial statements.

NOBLE ROCK ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

For the year ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(109,546)	(25,013,102)	(25,122,648)
Net income	-	-	-	-	-	9,424,072	9,424,072
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)

For the period from November 4, 2020 (inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - November 4, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,037,500	604	24,396	-	25,000
Net loss	-	-	-	-	-	(30,541)	(30,541)
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)

The accompanying notes are an integral part of these financial statements.

NOBLE ROCK ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period From
		November 4, 2020
	For the Year Ended December 31,	(Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$9,424,072	$(30,541)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	-	25,000
Income from investments held in Trust Account	(26,002)	-
Change in fair value of derivative warrant liabilities	(11,489,110)	-
Financing costs - derivative warrant liabilities	769,323	-
Changes in operating assets and liabilities:
Prepaid expenses	(292,728)	(6,759)
Accrued expenses	37,575	12,300
Deferred legal fees	284,749	-
Net cash used in operating activities	(1,292,121)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(241,500,000)	-
Net cash used in investing activities	(241,500,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable related party	150,000	-
Repayment of note payable to related party	(195,000)	-
Proceeds received from initial public offering, gross	241,500,000	-
Proceeds received from private placement	6,830,004	-
Reimbursement from underwriter	603,750	-
Offering costs paid	(5,228,935)	-
Net cash provided by financing activities	243,659,819	-

Net increase in cash	867,698	-
Cash - beginning of the period	-	-
Cash - end of the period	$867,698	$-

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$15,000
Offering costs included in accrued expenses	$70,000	$250,000
Offering costs included in deferred legal fees	$320,000	$113,000
Offering costs paid by related party under promissory note	$-	$45,000
Deferred underwriting commissions	$9,056,250	$-
Remeasurement of Class A ordinary shares to redemption amount	25,122,648	$-

The accompanying notes are an integral part of these financial statements.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering

The Company’s sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

Liquidity and going concern

As of December 31, 2021, the Company had approximately $868,000 in its operating bank account and working capital of approximately $1.0 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

However, in connection with the assessment of going concern considerations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 4, 2023.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company had no cash equivalents.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has been measured at fair value using a Black Scholes model at each reporting period. (See Notes 4, 7 and 9). As of December 31, 2021, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 24,150,000 and 0 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTES TO FINANCIAL STATEMENTS

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,775,540 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of December 31, 2021, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2021		For the Period From November 4, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - Basic	$7,406,939	$2,017,133	$-	$(30,541)
Allocation of net income (loss) - Diluted	$7,387,490	$2,036,582	$-	$(30,541)
Denominator:
Basic weighted average ordinary shares outstanding	21,900,411	5,964,144	-	5,250,000
Effect of dilutive securities	-	73,356	-	-
Diluted weighted average ordinary shares outstanding	21,900,411	6,037,500	-	5,250,000
Basic net income (loss) per ordinary share	$0.34	$0.34	$-	$(0.01)
Diluted net income (loss) per ordinary share	$0.34	$0.34	$-	$(0.01)

Recent accounting pronouncements

In August 2020, the Financial Accounting standards Board (“FASB”) issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,553,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million. On February 4, 2021, the day of issuance, the fair value of the Private Placement warrants was approximately $6.7 million compared to the gross proceeds received of approximately $6.8 million, therefore, an excess of approximately $85,000 cash was received over the fair value of the Private Placement warrants. The excess in cash received over the fair value of the Private Placement warrants is recorded as additional paid in capital on the statement of changes in shareholders’ equity.

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

NOTES TO FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2021, the Company incurred expenses under this agreement of $330,000, included as general and administrative expenses on the accompanying statements of operations. For the period November 4, 2020 (inception) through December 31, 2020, there were no expenses incurred. As of December 31, 2021, there were no amounts payable for these services.

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

NOTES TO FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2021 and 2020, the Company had deferred legal fees of approximately $605,000 and $113,000 in connection with such services on the accompanying balance sheet.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.

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

NOTES TO FINANCIAL STATEMENTS

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption. There were no Class A shares outstanding as of December 31, 2020.

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of December 31,
2021
Gross Proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,775,540)
Class A ordinary shares issuance costs	(13,347,108)
Plus:
Remeasurement of carrying value to redemption value	25,122,648
Class A ordinary shares subject to possible redemption	$241,500,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 8. There were no Class A ordinary shares issued or outstanding as of December 31, 2020.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,526,002	$-	$-	$241,526,002
Liabilities:
Derivative public warrant liabilities	$4,467,750	$-	$-	$4,467,750
Derivative private warrant liabilities	-	-	2,563,530	2,563,530
Total derivative warrant liabilities	$245,993,752	$-	$2,563,530	$7,031,280

There were no assets or liabilities measured on a recurring basis as of December 31, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In March 2021, as the Public Warrants begun separately trading, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement. There were no other transfers between Levels during the year ended December 31, 2021

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

For the year ended December 31, 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $11.5 million, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	February 4, 2021	December 31, 2021
Exercise price	11.50	11.50
Stock Price	$9.87	$9.71
Option term to M&A	5.00	5.00
Volatility	20%	11%
Risk-free interest rate	0.64%	1.31%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the year ended December 31, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	18,520,390
Transfer of Public Warrants to Level 1 measurement	(11,775,540)
Change in fair value of derivative warrant liabilities - Level 3	(4,181,330)
Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,520

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2022

NOBLE ROCK ACQUISITION CORPORATION

/s/ Whitney A. Bower
By:	Whitney A. Bower
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Whitney A. Bower
Name:	Whitney A. Bower
Title:	Chief Executive Officer and Chairman
Date:	March 11, 2022

/s/ Pete Low
Name:	Pete Low
Title:	Chief Financial Officer and Director
Date:	March 11, 2022

/s/ Michael D. Alter
Name:	Michael D. Alter
Title:	Director
Date:	March 11, 2022

/s/ David Habiger
Name:	David Habiger
Title:	Director
Date:	March 11, 2022

/s/ David Lang
Name:	David Lang
Title:	Director
Date:	March 11, 2022

/s/ Aemish Shah
Name:	Aemish Shah
Title:	Director
Date:	March 11, 2022