Form 10-Q
period 2022-03-31
Noble Rock Acquisition Corp
filed 2022-05-11
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, a total of 24,150,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 6,037,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NOBLE ROCK ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

NOBLE ROCK ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$565,946	$867,698
Prepaid expenses	284,062	299,487
Total current assets	850,008	1,167,185
Investments held in Trust Account	241,548,965	241,526,002
Total Assets	$242,398,973	$242,693,187

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$8,148	$-
Accrued expenses	17,875	119,875
Due to related party	10,128	-
Total current liabilities	36,151	119,875
Deferred legal fees	671,696	604,749
Deferred underwriting commissions	9,056,250	9,056,250
Derivative warrant liabilities	2,873,560	7,031,280
Total liabilities	12,637,657	16,812,154

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021	241,500,000	241,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	604	604
Additional paid-in capital	-	-
Accumulated deficit	(11,739,288)	(15,619,571)
Total Shareholders’ Deficit	(11,738,684)	(15,618,967)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$242,398,973	$242,693,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021

General and administrative expenses	$300,399	$212,125
Loss from operations	(300,399)	(212,125)
Other income (expenses)
Change in fair value of derivative warrant liabilities	4,157,720	3,172,140
Financing costs - derivative warrant liabilities	-	(769,323)
Income from investments held in Trust Account	22,962	9,027
Net income	$3,880,283	$2,199,719

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	24,150,000	15,026,667
Basic net income per share, Class A ordinary shares	$0.13	$0.11
Diluted net income per share, Class A ordinary shares	$0.13	$0.10

Weighted average shares outstanding of Class B ordinary shares, basic	6,037,500	5,740,000
Basic net income per share, Class B ordinary shares	$0.13	$0.11
Weighted average shares outstanding of Class B ordinary shares, diluted	6,037,500	6,037,500
Diluted net income per share, Class B ordinary shares	$0.13	$0.10

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)
Net income	-	-	-	-	-	3,880,283	3,880,283
Balance - March 31, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(11,739,288)	$(11,738,684)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(109,546)	(25,013,102)	(25,122,648)
Net income	-	-	-	-	-	2,199,719	2,199,719
Balance - March 31, 2021 (unaudited)	-	$-	6,037,500	$604	$-	$(22,843,924)	$(22,843,320)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,880,283	$2,199,719
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(22,962)	(9,027)
Change in fair value of derivative warrant liabilities	(4,157,720)	(3,172,140)
Financing costs - derivative warrant liabilities	-	769,323
Changes in operating assets and liabilities:
Prepaid expenses	15,424	(580,860)
Accounts payable	8,148	37,889
Accrued expenses	(32,000)	44,700
Deferred legal fees	66,947	-
Due to related party	10,128	-
Net cash used in operating activities	(231,752)	(710,396)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(241,500,000)
Net cash used in investing activities	-	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable related party	-	150,000
Repayment of note payable to related party	-	(195,000)
Proceeds received from initial public offering, gross	-	241,500,000
Proceeds received from private placement	-	6,830,000
Reimbursement from underwriter	-	603,750
Offering costs paid	(70,000)	(5,188,931)
Net cash (used) provided by financing activities	(70,000)	243,699,819

Net (decrease) increase in cash	(301,752)	1,489,423

Cash - beginning of the period	867,698	-
Cash - end of the period	$565,946	$1,489,423

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$-	$95,000
Offering costs included in deferred legal fees	$-	$320,000
Deferred underwriting commissions	$-	$9,056,250

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

As of March 31, 2022, the Company had not yet commenced operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering

The Company’s sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

Liquidity and going concern

As of March 31, 2022, the Company had approximately $566,000 in its operating bank account and working capital of approximately $814,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until February 4, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 4, 2023.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements in the Annual Form 10-K filed by the Company with the SEC on March 11, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued warrants to purchase ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”), Embedded Derivatives (“ASC 815-15”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has been measured at fair value using a Black Scholes model at each reporting period. (See Note 10). As of March 31, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied as of March 31, 2022, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income - Basic	$3,104,226	$776,057	$1,591,707	$608,012
Allocation of net income - Diluted	$3,104,226	$776,057	$1,569,226	$630,493

Denominator:
Basic weighted average ordinary shares outstanding	24,150,000	6,037,500	15,026,667	5,740,000
Effect of dilutive securities	-	-	-	297,500
Diluted weighted average ordinary shares outstanding	24,150,000	6,037,500	15,026,667	6,037,500
Basic net income per ordinary share	$0.13	$0.13	$0.11	$0.11
Diluted net income per ordinary share	$0.13	$0.13	$0.10	$0.10

Recent accounting pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3. INITIAL PUBLIC OFFERING

On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 Units, which includes 3,150,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively.

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,553,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million. On February 4, 2021, the day of issuance, the fair value of the Private Placement warrants was approximately $6.7 million compared to the gross proceeds received of approximately $6.8 million, therefore, an excess of approximately $85,000 cash was received over the fair value of the Private Placement warrants. The excess in cash received over the fair value of the Private Placement warrants is recorded as additional paid in capital on the condensed statements of changes in shareholders’ deficit.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2022 and 2021, the Company incurred expenses under this agreement of $90,000 and $60,000, respectively, included as general and administrative expenses on the accompanying condensed statements of operations.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the three months ended March 31, 2022, the Company incurred and paid approximately $11,000 of reimbursable expenses to related parties, included as general and administrative expenses on the accompanying condensed statements of operations. No expenses were incurred as of March 31, 2021.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2022 and December 31, 2021, the Company had deferred legal fees of approximately $672,000 and $605,000, respectively, in connection with such services on the accompanying condensed balance sheet.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption.

As of March 31, 2022 and December 31, 2021, Class A ordinary shares reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,775,540)
Class A ordinary shares issuance costs	(13,347,108)
Plus:
Remeasurement of carrying value to redemption value	25,122,648
Class A ordinary shares subject to possible redemption	$241,500,000

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets. See Note 8.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,548,965	$-	$-	$241,548,965
Liabilities:
Derivative public warrant liabilities	$1,835,400	$-	$-	$1,835,400
Derivative private warrant liabilities	-	-	1,038,160	1,038,160
Total derivative warrant liabilities	$243,384,365	$-	$1,038,160	$2,873,160

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,526,002	$-	$-	$241,526,002
Liabilities:
Derivative public warrant liabilities	$4,467,750	$-	$-	$4,467,750
Derivative private warrant liabilities	-	-	2,563,530	2,563,530
Total derivative warrant liabilities	$4,467,750	$-	$2,563,530	$7,031,280

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In March 2021, as the Public Warrants begun separately trading, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $4.2 million and $3.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	11.50	11.50
Stock Price	$9.81	$9.71
Option term to M&A	5.42	5.00
Volatility	4%	11%
Risk-free interest rate	2.42%	1.31%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,520
Change in fair value of derivative warrant liabilities - Level 3	(1,525,360)
Derivative warrant liabilities at March 31, 2022 - Level 3	$1,038,160

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Our sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, we consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively.

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of income from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and we expect to incur increased expenses for our search for an initial Business Combination including due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $3.9 million, which consisted of $4.2 million for a change in the fair value of derivative warrant liabilities, approximately $23,000 of income from investments held in the Trust Account, offset by approximately $300,000 of general and administrative expenses.

For the three months ended March 31, 2021, we had net income of approximately $2.2 million, which consisted of $3.2 million for a change in the fair value of derivative warrant liabilities, approximately $9,000 of income from investments held in the Trust Account, offset by approximately $212,000 of general and administrative expenses and approximately $769,000 of financing costs – derivative warrant liabilities.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $566,000 cash in our operating bank account and working capital of approximately $814,000.

Through March 31, 2022, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there was outstanding Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until February 4, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 4, 2023.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, we had no outstanding Working Capital Loans.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2022 and 2021, we incurred expenses under this agreement of $90,000 and $60,000, respectively, included as general and administrative expenses on the condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were no amounts payable for these services.

In addition, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or any of their affiliates. As of March 31, 2022, there were no amounts payable for these services.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of March 31, 2022 and December 31, 2021, we recorded $672,000 and $605,000 in deferred legal fees, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Critical Accounting Estimates” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC on March 11, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for an initial Business Combination and any target business with which we ultimately consummate an initial Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of May 2022.

NOBLE ROCK ACQUISITION CORPORATION

By:	/s/ Whitney A. Bower
Name:	Whitney A. Bower
Title:	Chief Executive Officer