Form 10-Q
period 2022-06-30
Noble Rock Acquisition Corp
filed 2022-08-11
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 11, 2022, a total of 24,150,000 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 6,037,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NOBLE ROCK ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

NOBLE ROCK ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash	$406,503	$867,698
Prepaid expenses	197,701	299,487
Total current assets	604,204	1,167,185
Investments held in Trust Account	241,869,102	241,526,002
Total Assets	$242,473,306	$242,693,187

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accrued expenses	$32,400	$119,875
Due to related party	32,709	-
Total current liabilities	65,109	119,875
Deferred legal fees	717,115	604,749
Deferred underwriting commissions	9,056,250	9,056,250
Derivative warrant liabilities	1,152,370	7,031,280
Total liabilities	10,990,844	16,812,154

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.01 per share at June 30, 2022 and $10.00 at December 31, 2021	241,769,102	241,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	604	604
Additional paid-in capital	-	-
Accumulated deficit	(10,287,244)	(15,619,571)
Total Shareholders’ Deficit	(10,286,640)	(15,618,967)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$242,473,306	$242,693,187

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative expenses	$320,181	$287,811	$620,580	$499,937
Loss from operations	(320,181)	(287,811)	(620,580)	(499,937)
Other income (expenses)
Change in fair value of derivative warrant liabilities	1,721,190	4,593,980	5,878,910	7,766,120
Financing costs - derivative warrant liabilities	-	-	-	(769,323)
Income from investments held in Trust Account	320,137	8,632	343,099	17,660
Net income	$1,721,146	$4,314,801	$5,601,429	$6,514,520

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	24,150,000	24,150,000	24,150,000	19,613,536
Basic net income per share, Class A ordinary shares	$0.06	$0.14	$0.19	$0.26
Diluted net income per share, Class A ordinary shares	$0.06	$0.14	$0.19	$0.25

Weighted average shares outstanding of Class B ordinary shares, basic	6,037,500	6,037,500	6,037,500	5,889,572
Basic net income per share, Class B ordinary shares	$0.06	$0.14	$0.19	$0.26
Weighted average shares outstanding of Class B ordinary shares, diluted	6,037,500	6,037,500	6,037,500	6,037,500
Diluted net income per share, Class B ordinary shares	$0.06	$0.14	$0.19	$0.25

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)
Net income	-	-	-	-	-	3,880,283	3,880,283
Balance - March 31, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(11,739,288)	$(11,738,684)
Net income	-	-	-	-	-	1,721,146	1,721,146
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(269,102)	(269,102)
Balance - June 30, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(10,287,244)	$(10,286,640)

For the Three Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(109,546)	(25,013,102)	(25,122,648)
Net income	-	-	-	-	-	2,199,719	2,199,719
Balance - March 31, 2021 (unaudited)	-	$-	6,037,500	$604	$-	$(22,843,924)	$(22,843,320)
Net income	-	-	-	-	-	4,314,801	4,314,801
Balance - June 30, 2021 (unaudited)	-	$-	6,037,500	$604	$-	$(18,529,123)	$(18,528,519)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOBLE ROCK ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,601,429	$6,514,520
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(343,099)	(17,660)
Change in fair value of derivative warrant liabilities	(5,878,910)	(7,766,120)
Financing costs - derivative warrant liabilities	-	769,323
Changes in operating assets and liabilities:
Prepaid expenses	101,785	(471,524)
Accounts payable	-	9,000
Accrued expenses	(17,475)	54,200
Deferred legal fees	112,366	-
Due to related party	32,709	-
Net cash used in operating activities	(391,195)	(908,261)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(241,500,000)
Net cash used in investing activities	-	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable related party	-	150,000
Repayment of note payable to related party	-	(195,000)
Proceeds received from initial public offering, gross	-	241,500,000
Proceeds received from private placement	-	6,830,004
Reimbursement from underwriter	-	603,750
Offering costs paid	(70,000)	(5,188,934)
Net cash (used) provided by financing activities	(70,000)	243,699,820

Net (decrease) increase in cash	(461,195)	1,291,559

Cash - beginning of the period	867,698	-
Cash - end of the period	$406,503	$1,291,559

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$269,102	$-
Offering costs included in accrued expenses	$-	$95,000
Offering costs included in deferred legal fees	$-	$320,000
Deferred underwriting commissions	$-	$9,056,250

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

As of June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering

The Company’s sponsor is Noble Rock Sponsor LLC, a Cayman Island limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

Liquidity and going concern

As of June 30, 2022, the Company had approximately $407,000 in its operating bank account and working capital of approximately $539,000.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has been measured at fair value using a Black Scholes model at each reporting period. (See Note 10). As of June 30, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The changes in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to shareholders - basic and diluted	$1,369,189	$342,297	$3,451,841	$862,960

Denominator:
Basic and diluted weighted average ordinary shares outstanding	24,150,000	6,037,500	24,150,000	6,037,500
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to shareholders - Basic	$4,473,415	$1,118,354	$5,010,086	$1,504,434
Allocation of net income available to shareholders - Diluted	$4,473,415	$1,118,354	$4,981,193	$1,533,327

Denominator:
Basic weighted average ordinary shares outstanding	24,150,000	6,037,500	19,613,536	5,889,572
Effect of dilutive securities	-	-	-	147,928
Diluted weighted average ordinary shares outstanding	24,150,000	6,037,500	19,613,536	6,037,500
Basic net income per ordinary share	$0.19	$0.19	$0.26	$0.26
Diluted net income per ordinary share	$0.19	$0.19	$0.25	$0.25

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses under this agreement of $90,000, included as general and administrative expenses on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred expenses under this agreement of $180,000 and $150,000, respectively, included as general and administrative expenses on the accompanying condensed statements of operations.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the three and six months ended June 30, 2022, the Company incurred and paid approximately $33,000 of reimbursable expenses to related parties, included as general and administrative expenses on the accompanying condensed statements of operations. No expenses were incurred as of June 30, 2021.

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2022 and December 31, 2021, the Company had deferred legal fees of approximately $717,000 and $605,000, respectively, in connection with such services on the accompanying condensed balance sheet.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption.

As of June 30, 2022 and December 31, 2021, Class A ordinary shares reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,775,540)
Class A ordinary shares issuance costs	(13,347,108)
Plus:
Accretion of carrying value to redemption value	25,122,648
Class A ordinary shares subject to possible redemption at December 31, 2021	$241,500,000
Increase in redemption value of Class A ordinary shares subject to redemption	269,102
Class A ordinary shares subject to possible redemption at June 30, 2022	$241,769,102

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets. See Note 8.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,869,102	$-	$-	$241,869,102
Liabilities:
Derivative public warrant liabilities	$732,550	$-	$-	$732,550
Derivative private placement warrant liabilities	-	-	419,820	419,820
Total derivative warrant liabilities	$732,550	$-	$419,820	$1,152,370

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,526,002	$-	$-	$241,526,002
Liabilities:
Derivative public warrant liabilities	$4,467,750	$-	$-	$4,467,750
Derivative private placement warrant liabilities	-	-	2,563,530	2,563,530
Total derivative warrant liabilities	$4,467,750	$-	$2,563,530	$7,031,280

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In March 2021, as the Public Warrants begun separately trading, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and 2021.

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

For the three months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $1.1 million and $4.6 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

For the six months ended June 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $5.9 million and $7.8 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

NOBLE ROCK ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	11.50	11.50
Stock Price	$9.82	$9.71
Option term to expiration	5.30	5.00
Expected term to Business Combination	0.30	0.55
Volatility after Business Combination	1%	11%
Risk-free interest rate	3.01%	1.31%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the six months ended June 30, 2022 and 2021, are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,530
Change in fair value of derivative warrant liabilities - Level 3	(1,525,370)
Derivative warrant liabilities at March 31, 2022 - Level 3	$1,038,160
Change in fair value of derivative warrant liabilities - Level 3	(618,340)
Derivative warrant liabilities at June 30, 2022 - Level 3	$419,820

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	18,520,390
Transfer of Public Warrants to Level 1 measurement	(11,775,540)
Change in fair value of derivative warrant liabilities - Level 3	(1,179,769)
Derivative warrant liabilities at March 31, 2021 - Level 3	5,565,081
Change in fair value of derivative warrant liabilities - Level 3	(1,653,316)
Derivative warrant liabilities at June 30, 2021 - Level 3	$3,911,766

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 4, 2022, the Company entered into an agreement with an independent third party to provide sourcing and advisory services related to completing a successful business combination. As consideration for the services to be rendered, we have agreed to pay them a success fee of $2,415,000, payable only upon the completion of a business combination. Any related expenses or out-of-pocket costs are borne solely by the third party.

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of income from investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and we expect to incur increased expenses for our search for an initial Business Combination including due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $1.7 million, which consisted of $1.7 million for a change in the fair value of derivative warrant liabilities, approximately $320,000 of income from investments held in the Trust Account, offset by approximately $320,000 of general and administrative expenses.

For the three months ended June 30, 2021, we had net income of approximately $4.3 million, which consisted of $4.6 million for change in fair value of derivative warrant liabilities, approximately $9,000 of income from investments held in Trust Account, offset by approximately $288,000 of general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $5.6 million, which consisted of $5.9 million for a change in the fair value of derivative warrant liabilities, approximately $343,000 of income from investments held in the Trust Account, offset by approximately $621,000 of general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $6.5 million, which consisted of $7.8 million for change in fair value of derivative warrant liabilities, approximately $18,000 of income from investments held in Trust Account, offset by approximately $769,000 of financing costs and approximately $500,000 of general and administrative expenses.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $406,000 cash in our operating bank account and working capital of approximately $539,000.

Through June 30, 2022, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there was outstanding Working Capital Loans.

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

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, we had no outstanding Working Capital Loans.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended June 30, 2022 and 2021, the Company incurred expenses under this agreement of $90,000 included as general and administrative expenses on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred expenses under this agreement of $180,000 and $150,000, respectively, included as general and administrative expenses on the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were no amounts payable for these services.

In addition, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or any of their affiliates. As of June 30, 2022, there were no amounts payable for these services.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete a Business Combination. As of June 30, 2022 and December 31, 2021, we recorded $717,000 and $605,000 in deferred legal fees, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

We believe that our critical accounting policies and estimates have a higher degree of inherent uncertainty and require our most significant judgments. In addition, had we used to estimate different from any of these, our condensed financial statements could have been materially different from those presented. There were no changes in our critical accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Critical Accounting Estimates” in our December 31, 2021 Annual Report on Form 10-K filed with the SEC on March 11, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of August 2022.

NOBLE ROCK ACQUISITION CORPORATION

By:	/s/ Whitney A. Bower
Name:	Whitney A. Bower
Title:	Chief Executive Officer