Form 10-K
period 2022-12-31
NORTHERN REVIVAL ACQUISITION Corp
filed 2023-05-01
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39970

NORTHERN REVIVAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4001 Kennett Pike, Suite 302
Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 338-9130

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	NRACU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	NRAC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	NRACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2022, as reported on The Nasdaq Stock Market, was $237,153,000.00 (based on the closing sales price of the Class A ordinary shares on June 30, 2022 of $9.82).

As of April 27, 2023, there were 8,517,970 of the Registrant’s Class A ordinary shares and one share of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NORTHERN REVIVAL ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

●	our potential ability to obtain additional financing to complete our Initial Business Combination;

●	our pool of prospective target businesses in the technology industry and the effects on these sectors of broader economic trends, including the effects of the ongoing COVID -19 pandemic;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for stock;

●	our ability to consummate an Initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

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

ii

part I

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” “NRAC” or the “Company” are to Northern Revival Acquisition Corporation (formerly known as Noble Rock Acquisition Corporation), a blank check company incorporated as a Cayman Islands exempted company. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Revival Acquisition Sponsor LLC, a Cayman Islands limited liability company. References to our “initial shareholders” refer to our Sponsor.

ITEM 1. BUSINESS

Overview

We are a newly organized blank check company incorporated in November 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (the “Initial Business Combination”). We have not entered into a definitive agreements with any specific Initial Business Combination target.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and to capitalize on the ability of our management team to identify, acquire and operate a business in the software and tech-enabled services sectors. We will seek to acquire one or more businesses with an aggregate enterprise value between $750 million and $3 billion.

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

Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. Our Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time we sign a definitive agreement in connection with the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

We consummated our Initial Public Offering on February 4, 2021. As of December 31, 2022, we had not yet commenced operations. All activity for the period from November 4, 2020 (inception) through December 31, 2022 related to our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective Initial Business Combination. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

We will provide the holders of our Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of our Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters.

If we are unable to complete an Initial Business Combination prior to September 4, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Proposed Business Combination

On March 20, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with our Sponsor, Braiin Limited, an Australian public company limited by shares (“Braiin”), and certain Braiin shareholders (the “Braiin Supporting Shareholders”) who collectively own 100% of the outstanding ordinary shares of Braiin (the “Braiin Shares”). Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin (the “Business Combination”) will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC (the “Class A Ordinary Shares”) with an aggregate value of $190 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec Holdings Ltd., an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. (“PowerTec”). Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into separate support agreements with the Braiin Supporting Shareholders and the Sponsor pursuant to which the Braiin Supporting Shareholders and the Sponsor have agreed to vote their Braiin shares and NRAC shares, respectively, in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal. In addition, the Sponsor has agreed to surrender 1,500,000 NRAC founder shares immediately prior to the closing of the Business Combination (the “Closing”) and to waive: (i) redemption rights with respect to its NRAC shares in connection with the Business Combination, and (ii) the right to have any working capital loans extended to NRAC converted into warrants.

In connection with the Business Combination, on March 16, 2023, NRAC and Braiin entered into an OTC Equity Prepaid Forward Transaction agreement (the “Forward Purchase Agreement”) with certain funds managed by Meteora Capital, LLC, an investor in the Sponsor (the “Meteora Funds”).

Shareholder Meeting

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our Amended andRestated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the company may either (i) consummate a merger, shareexchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2023 to September 4, 2023 (such later date, the “extended date”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial businesscombination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s InitialPublic Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

On March 16, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved: (i) a special resolution, to amend our Amended and Restated Memorandum and Articles of Association (the “charter”) to change the name of the company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation (the “Name Change Proposal”); and (ii) a special resolution, to amend the charter to change certain provisions which restrict our Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination (the “Conversion Proposal”). On February 9, 2023, certain officers and directors of the company resigned, a new management team was appointed and we agreed to change our name in connection with these changes. The purpose of the Name Change Proposal was to amend the name of the company accordingly. The purpose of the Conversion Proposal was to remove restrictions contained in the charter in order to permit the Class B ordinary shares to convert into Class A ordinary shares prior to the closing of the business combination which will enable the company to meet certain Nasdaq listing requirements. The holders of such shares will continue to be subject to the same restrictions as the Class B ordinary shares before any conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a business combination as described in the prospectus for our initial public offering.

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 8,517,970 Class A ordinary shares issued and outstanding, and (ii) one Class B ordinary shares As of April 27, 2023 there was a total of approximately $25.8 million held in the trust account.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to theCompany as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by thenumber of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequentmonth, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with ashareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek anInitial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which suchcontribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board ofdirectors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additionalmonths, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public sharesin accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan the first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023.

Nasdaq Letter

On April 4, 2023, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that for the last 30 consecutive business days prior to the date of the letter, the Company’s Minimum Market Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until October 3, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.

Our Sponsor, the holder of our Class B ordinary shares, agreed to convert 6,037,499 of its Class B ordinary shares into Class A ordinary shares which the Company believes will allow it to regain compliance with the MVLS requirement. On a pro forma basis, based on the closing stock price of the Class A ordinary shares on April 4, 2023 of $10.27, this conversion would increase the MVLS by approximately $62 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $35.0 million for at least 10 consecutive trading days however and Nasdaq must provide written confirmation to the Company to close the matter.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

Business Combination Agreement

On March 20, 2023, we entered into the Business Combination Agreement with our Sponsor, Braiin and the Braiin Supporting Shareholders who collectively own 100% of the outstanding ordinary shares of Braiin. Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC with an aggregate value of $190 million. The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec, an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

Capitalized terms used below but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, a copy of which is filed with this Form 10-K as Exhibit 2.1 and is incorporated herein by reference.

Merger Consideration

The total consideration to be paid at Closing by NRAC to Braiin security holders (the “Exchange Shares”) will be payable in Class A Ordinary Shares valued at $190 million, minus (ii) the indebtedness (excluding Indebtedness under any Company Convertible Security that will be converted into Company Shares prior to or at the Closing) of the Company as of the date hereof, plus (iii) cash and cash equivalents of the Company and its Subsidiaries as of the date of the Business Combination Agreement. Such amounts shall be initially calculated based upon the consolidated financial statements prepared by management but will be adjusted on a dollar for dollar basis by the amount that the Audited Financial Statements differ from such amounts. (the “Equity Value”). For purposes of determining the number of Exchange Shares to be issued, the Class A Ordinary Shares will be valued at $10.00 per share.

Treatment of Braiin Convertible Securities

Each convertible note and simple agreement for future equity of Braiin, and approximately 2,057,000 Braiin Shares issuable as consideration for Braiin’s purchase of PowerTec (which will not exceed 9.9% of New Braiin shares), will convert prior to the Effective Time into Braiin Shares in accordance with the agreements governing such securities, and all such holders will grant a full release to New Braiin of all claims in connection with the underlying agreements and will be entitled to their pro rata share of the Exchange Shares.

NRAC Warrants

At the Closing, New Braiin will pay the Sponsor $2.5 million to purchase all outstanding Private Placement Warrants.

Post-Closing Board of Directors

Immediately following the Closing, New Braiin’s board of directors will consist of five members designated by Braiin, a majority of whom shall be independent directors for purposes of Nasdaq listing rules.

Registration Statement and Stockholder Approval

NRAC and Braiin will prepare, and NRAC will file with the SEC, a Registration Statement on Form F-4 and proxy statement (the “Registration Statement”) for the purpose of soliciting proxies from holders of NRAC Class A Ordinary Shares sufficient to obtain shareholder approval for the Business Combination Agreement, the Share Exchange and the other transactions contemplated by the Business Combination Agreement at a general meeting of NRAC shareholders, which will be called and held for such purpose (the “Shareholder Meeting”). The Business Combination requires approval by a special resolution under Cayman Islands law, being the affirmative vote of the holders of at least two-thirds of the NRAC ordinary shares who, being present in person (including virtually) or represented by proxy and entitled to vote at the Shareholder Meeting, vote at the Shareholder Meeting.

Representations, Warranties and Covenants

The Business Combination Agreement contains customary representations, warranties and covenants with respect to, among other things, operation of their respective businesses prior to consummation of the Business Combination and efforts to satisfy conditions to consummation of the Business Combination. The Business Combination Agreement also contains additional covenants of the parties, including, among others, with respect to provision of information, cooperation in the preparation of the Registration Statement and to identify additional sources of third-party financing sources in the form of debt or equity investments (“Transaction Financing”).

NRAC Incentive Plan

NRAC has agreed to adopt an incentive plan (the “Equity Incentive Plan”) to be developed in consultation with Braiin and third-party advisors with market-based metrics and customary terms for incentive plans of similarly situated public companies.

Non-Solicitation Restrictions

Each of NRAC, Braiin and the Braiin Supporting Shareholders has agreed to not to directly or indirectly take any action to solicit, initiate continue, or encourage a Business Combination Proposal (as such term is defined in the Business Combination Agreement).

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things, (i) the absence of any governmental or court order, determination or injunction enjoining or prohibiting the Business Combination and related transactions, (ii) effectiveness of the Registration Statement and completion of the Shareholder Meeting, including any associated redemptions by NRAC shareholders, (iii) NRAC having at least $5,000,001 of net tangible assets (determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) after all redemptions, (iv) approval of the Business Combination and related transactions at the Shareholder Meeting, (v) the Share Consideration being approved for listing on Nasdaq, and (vi) all necessary regulatory approvals being obtained.

Solely with respect to NRAC’s obligations, the consummation of the Business Combination and related transactions is conditioned upon, among other things, (i) Braiin’s representations and warranties being true and correct in all material respects (except where failure, individually and in the aggregate, would not have a Material Adverse Effect (as defined in the Business Combination Agreement)), (ii) Braiin having complied with all of its covenants in all material respects, (iii) Braiin and certain Braiin Shareholders having executed and delivered the Company Shareholder Lock-Up Agreements (as defined below), (iv) Braiin having acquired PowerTec and transferred all intellectual property and other assets used in its business within its corporate structure, (v) all Braiin shareholders having agreed to exchange their Braiin shares for New Braiin shares in the Share Exchange, and (vi) no Material Adverse Effect (as defined in the Business Combination Agreement) having occurred to Braiin or its subsidiaries.

Solely with respect to Braiin’s obligations, the consummation of the Business Combination and related transactions is conditioned upon, among other things, (i) NRAC’s representations and warranties being true and correct in all material respects (except where failure, individually and in the aggregate, would not have a Material Adverse Effect), (ii) NRAC having complied with all of its covenants in all material respects, (iii) NRAC and the Sponsor having executed and delivered the Company Shareholder Lock-Up Agreements, and (iv) NRAC having, immediately after the closing of the Business Combination, at least $15 million available from the trust account established in connection with NRAC’s Initial Public Offering (the “Trust Account”) and any Transaction Financing, but after paying expenses of NRAC and Braiin and any redemption payments due to shareholders who elect to redeem their NRAC Class A Ordinary Shares.

Termination

The Business Combination Agreement may be terminated at any time by mutual consent or: (i) by either party if: (A) NRAC’s shareholders do not approve the Business Combination Agreement at the Shareholder Meeting, or (B) the Business Combination is permanently enjoined by a final, non-appealable governmental order or law, (ii) by NRAC if: (A) there is any breach that would prevent Braiin from satisfying NRAC’s closing conditions that Braiin cannot cure within thirty days, (B) if the closing has not occurred by September 4, 2023, (iii) by Braiin if: (A) there is any breach that would prevent NRAC from satisfying Braiin’s closing conditions that NRAC cannot cure within thirty days, or (B) if NRAC gives notice of a breach and the closing does not occur by the end of the cure period. If the Business Combination is not consummated by September 4, 2023 (except in the case of termination by either party due to the other’s breach): (i) Braiin will pay NRAC up to $700,000 in certain expenses if NRAC has satisfied all closing conditions and is ready, willing and able to consummate the Business Combination, or (ii) NRAC will pay 50% of certain Braiin expenses, but up to a maximum of $700,000, if Braiin has satisfied all closing conditions and is ready, willing and able to consummate the Business Combination.

The Business Combination Agreement and the other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about NRAC, Braiin or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure schedules prepared in connection with the execution and delivery of the Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Business Combination Agreement are not necessarily characterizations of the actual state of facts about NRAC, Braiin or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that NRAC makes publicly available in reports, statements and other documents filed with the SEC. NRAC and Braiin investors and securityholders are not third-party beneficiaries under the Business Combination Agreement.

Certain Related Agreements

Sponsor Support Agreement and Share Surrender

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into a support agreement with the Sponsor (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed to vote its NRAC ordinary shares and its Private Placement Warrants in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal. In addition, the Sponsor has agreed to surrender 1,500,000 NRAC Class B Ordinary Shares immediately prior to the Effective Time and to waive: (i) redemption rights with respect to its NRAC shares in connection with the Business Combination, and (ii) the right to have any working capital loans extended to NRAC converted into warrants.

Company Shareholder Support Agreements

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into a support agreement with the Braiin Supporting Shareholders (the “Company Shareholder Support Agreement”) pursuant to which the Braiin Supporting Shareholders have agreed to vote their Braiin shares in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal.

Company Shareholder Lock-Up Agreement

At the Closing, NRAC, Braiin and certain Braiin shareholders will enter into a series of Lock-Up Agreements (the “Company Shareholder Lock-Up Agreements”) pursuant to which the shareholders will agree not to sell or transfer any New Braiin shares or securities exercisable for or convertible into New Braiin shares (the “Lock-Up Shares”) for a period extending from the closing until the earlier of (i) six months after the closing, (ii) the time, 150 days or more after the closing, that the last sale price of New Braiin is at least $12.00 for any 20 trading days within a 30-trading-day period, and (iii) the liquidation, merger, share exchange, reorganization or other similar transaction that results in all of New Braiin’s shareholders have the right to exchange their New Braiin shares for cash, securities or other property (the “Lock-Up”).

Amended and Restated Registration Rights Agreement

At the Closing, NRAC, Braiin, the Sponsor and certain Braiin shareholders will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with respect to the resale of shares of New Braiin held, or acquired before or pursuant to the Share Exchange by the Sponsor and such shareholders (“Holders”). The Amended and Restated Registration Rights Agreement amends and restates the registration rights agreement dated February 1, 2021 entered into in connection with the NRAC Initial Public Offering. Subject to the Lock-Up, New Braiin will file a registration statement to register the public resale of the Holders’ shares as soon as reasonably practicable, but in any event within 30 calendar days following the consummation of the Business Combination. In addition, subject to certain requirements and customary conditions, including with regard to when requests may be made, the Holders may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed, in the aggregate, $10 million or includes all of the remaining shares held by the requesting Holder. In addition, Holders will have certain “demand” and “piggy-back” registration rights that require New Braiin to separately register the resale of their shares or to include such securities in registration statements that New Braiin otherwise files, respectively, subject to certain requirements and customary conditions. The Amended and Restated Registration Rights Agreement does not contain liquidated damages provisions or other cash settlement provisions resulting from delays in registering New Braiin’s securities. New Braiin will bear the expenses incurred in connection with the filing of any such registration statements.

Forward Purchase Agreement

In connection with the Business Combination NRAC, Braiin and (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP and (iii) Meteora Select Trading Opportunities Master, LP (collectively, “Meteora”) entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”). Entities and funds managed by Meteora own equity interests in the Sponsor.

The Forward Purchase Agreement was entered into on March 16, 2023, prior to the signing and announcement of the Business Combination Agreement. Pursuant to the Forward Purchase Agreement, Meteora has agreed to make purchases of Class A Ordinary Shares of NRAC: (a) in open-market purchases through a broker after the date of NRAC’s redemption deadline in connection with the vote of NRAC shareholders to approve the Business Combination from holders of Class A Ordinary Shares of NRAC, including those who elect to redeem Class A Ordinary Shares and subsequently revoked their prior elections to redeem (the “Recycled Shares”) and (b) directly from NRAC, newly-issued Class A Ordinary Shares of NRAC (the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be up to 2,900,000 (but not more than 9.9% of NRAC’s Class A Ordinary Shares outstanding on a post-transaction basis) (the “Maximum Number of Shares”). Meteora has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

The Forward Purchase Agreement provides that no later than the earlier of (a) one business day after the closing of the Business Combination and (b) the date any assets from NRAC’s trust account are disbursed in connection with the Business Combination, the Combined Company will pay to Meteora, out of funds held in its Trust Account, an amount (the “Prepayment Amount”) equal to (x) the per-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment less the Prepayment Shortfall. The Prepayment Shortfall is equal to the lesser of (i) ten percent of the product of (x) the Number of NRAC Class A Ordinary Shares multiplied by (y) the Initial Price and (ii) $3,000,000.

Meteora may, at its discretion and at any time following the closing of the Business Combination, provide an Optional Early Termination notice (“OET Notice”) and pay to the Combined Company the product of the “Reset Price” and the number of NRAC’s Class A Ordinary Shares listed on the OET Notice. The Reset Price shall initially equal the Initial Price but shall be adjusted on the first scheduled trading date of each two-week period commencing on the first week following the 30th day after the closing of the Business Combination to the lowest of (i) the current Reset Price, (ii) the Initial Price and (iii) the volume weighted average price (“VWAP”) of NRAC’s Class A Ordinary Shares of the prior two week period.

The Forward Purchase Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination, (b) the date specified by Meteora in a written notice delivered at Meteora’s discretion if (i) the VWAP of NRAC’s Class A Ordinary Shares during 10 out of 30 consecutive trading days is at or below $5.00 per Share, or (ii) the Shares are delisted from a national securities exchange. At maturity, Meteora will be entitled to receive maturity consideration in cash or shares. The maturity consideration will equal the product of (1) (a) the Number of NRAC Class A Ordinary Shares less (b) the number of Terminated Shares, multiplied by (2) $1.50 in the event of cash or, in the event of NRAC Class A Ordinary Shares, $2.00; and $2.50, solely in the event of a registration failure.

The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

The Forward Purchase Agreement may be terminated by any of the parties thereto if the Business Combination Agreement is terminated pursuant to its terms prior to the closing of the Business Combination.

NRAC has agreed to indemnify and hold harmless Meteora, its affiliates, assignees and other parties described therein (the “Indemnified Parties”) from and against all losses, claims, damages and liabilities under the Forward Purchase Agreement (excluding liabilities relating to the manner in which Meteora sells any shares it owns) and reimburse the Indemnified Parties for their reasonable expenses incurred in connection with such liabilities, subject to certain exceptions described therein, and has agreed to contribute to any amounts required to be paid by any Indemnified Parties if such indemnification is unavailable or insufficient to hold such party harmless.

Joseph Tonnos, a Principal and Associate Portfolio Manager at Meteora Capital, LLC, an investor in the Sponsor, served on the NRAC board of directors from February 9, 2023 until his resignation on March 15, 2023. Mr. Tonnos promptly disclosed this conflict of interest to the board of directors of NRAC and refrained from participating in any discussions or any vote regarding the Forward Purchase Agreement or the transactions contemplated therein. Mr. Tonnos resigned from the NRAC board of directors prior to any approval of the Forward Purchase Agreement. Such resignation was not a result of disagreement with the Company on any matter relating to its operations, policies or practices.

Our Business Strategy

Our board and advisory team will leverage their long-standing partnerships, vast investment experience, deep networks, and technology industry expertise to identify and generate attractive acquisition opportunities among middle-market technology companies with anticipated enterprise values between $750 million and $3 billion. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings or preferred equity, common equity or debt offerings, or a combination of the foregoing.

We believe our management team’s experience and track record, are differentiated and will enable us to successfully identify and execute an Initial Business Combination. We will leverage our extensive network of relationships across the middle-market technology ecosystem to assist in the identification of a target for the Initial Business Combination.

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

The past performance of our management team or their respective affiliates, is not a guarantee either (i) of success with respect to any Initial Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our Initial Business Combination. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance. Our management team and their respective affiliates have been involved with a large number of public and private companies in addition to those identified above, not all of which have achieved similar performance levels. See “Item 1.A. Risk Factors — Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of any business that we may acquire.”

Initial Business Combination Criteria

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

Certain of our directors and officers indirectly own founder shares and/or Private Placement Warrants following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an Initial Business Combination opportunity to such entity subject to his or her fiduciary or contractual obligations. As a result, if any of our officers or directors becomes aware of an Initial Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Initial Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our Initial Business Combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Additionally, certain of our directors and officers are now, and our Sponsor, directors and officers may in the future become, affiliated with entities that are engaged in a similar business.

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

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our Initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our Initial Business Combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

Departure of certain officers and directors; name change and Class B conversion

On February 9, 2023, in accordance with the provisions of a binding agreement that provides for the withdrawal or significant reduction in investment in the Sponsor by certain existing investors and the resulting transfer of control of the Sponsor: (i) Whitney Bower resigned as Chairman and Chief Executive Officer, (ii) Peter Low resigned as Chief Financial Officer and director and (iii) Michael Alter and David Lang resigned as independent directors, (iv) the board appointed Aemish Shah as the Chairman and Chief Executive Officer and Manpreet Singh as Chief Financial Officer and a director, and also appointed Joseph Tonnos, David Tanzer and Asad Zafar to serve as directors, determining each of Messrs. Tonnos, Tanzer and Zafar to be an independent director under the listing rules of the Nasdaq Stock Market. We agreed to change our name in connection with these changes. Mr. Tonnos served on the NRAC board of directors from February 9, 2023 until his resignation on March 15, 2023. Such resignation was not a result of disagreement with the Company on any matter relating to its operations, policies or practices.

On March 16, 2023, we held our General Meeting for the purposes of considering and voting upon: (i) a special resolution, to amend our charter to change the name of the company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation; and (ii) a special resolution, to amend the charter to change certain provisions which restrict our Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both the Name Change Proposal and Conversion Proposal were approved by the shareholders at the General Meeting. The purpose of the Name Change Proposal was to amend the name of the company as agreed in connection with the departures of Messrs. Bower, Low, Alter and Lang. The purpose of the Conversion Proposal was to remove restrictions contained in the charter in order to permit the Class B ordinary shares to convert into Class A ordinary shares prior to the closing of the business combination which will enable the company to meet certain Nasdaq listing requirements. The holders of such shares will continue to be subject to the same restrictions as the Class B ordinary shares before any conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a business combination as described in the prospectus for our initial public offering.

Extension, redemptions and contributions

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2023 to September 4, 2023 (such later date, the “extended date”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 8,517,970 Class A ordinary shares issued and outstanding and (ii) one Class B ordinary share outstanding. As of April 27, 2023, there was a total of approximately $25.8 million held in the trust account.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan the first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Initial Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Initial Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Human Capital Management

We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the Initial Business Combination process.

ITEM 1A. RISK FACTORS

Risk Factor Summary

We are providing the following summary of the risk factors to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. Some of the factors that could materially and adversely affect our business, financial condition, results of operations or prospects include:

●	Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our Initial Business Combination, our initial shareholders and Chairman and Chief Executive Officer have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.

●	Your only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Initial Business Combination.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.33 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our securities.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for Initial Business Combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

●	Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	Because we are not limited to a particular industry or any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

●	We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

●	We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Initial Business Combination.

●	We may face risks related to companies in the technology industries.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	We are a newly incorporated company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

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

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, an Initial Business Combination and Post-Initial Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our Initial Business Combination unless the Initial Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, Nasdaq listing rules currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Initial Business Combination. Therefore, if we were structuring an Initial Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Initial Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Initial Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the Initial Business Combination we consummate.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must complete our Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any subsequent extension period. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the end of the 24-month period or subsequent extension period. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.

If we seek shareholder approval of our Initial Business Combination, our initial shareholders and Chairman and Chief Executive Officer have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an Initial Business Combination, our initial shareholders and Chairman and Chief Executive Officer have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our Initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would not need any of the 2,480,471 outstanding public shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination in order to have such Initial Business Combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial shareholders and their permitted transferees will own at least approximately 71% of our issued and outstanding ordinary shares at the time of any such shareholder vote. The anchor investor’s membership interests in our Sponsor may provide an incentive for it to vote its shares in favor of our Initial Business Combination. Accordingly, if we seek shareholder approval of our Initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Initial Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Initial Business Combination.

Since our board of directors may complete an Initial Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Initial Business Combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

We may seek to enter into an Initial Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Initial Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an Initial Business Combination. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Initial Business Combination and may instead search for an alternate Initial Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure.

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

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.33 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our Sponsor, directors and officers have agreed that we must complete our Initial Business Combination on or prior to September 4, 2023. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities, or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our Initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.33 per share, or less than $10.33 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.33 per share” and other risk factors herein.

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate an Initial Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate an Initial Business Combination, or the operations of a target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

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

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders or warrant holders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our securities.

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

Because of our limited resources and the significant competition for Initial Business Combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our Initial Business Combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.33 per share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an Initial Business Combination. This could increase the costs associated with completing our Initial Business Combination and may result in our inability to find a suitable target for our Initial Business Combination and/or complete or Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Initial Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their Initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Initial Business Combinations or operate targets post-Initial Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our Initial Business Combination.

If the funds not being held in the Trust Account and the loans provided by our Sponsor for working capital are insufficient to allow us to operate until we complete our Initial Business Combination, we may be unable to complete our Initial Business Combination.

The funds available to us outside of the Trust Account and the loan provided by our Sponsor for working capital may not be sufficient to allow us to operate until we complete our Initial Business Combination. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through potential loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Initial Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.33 per share” and other risk factors herein.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Initial Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post- Initial Business Combination entity’s ability to attract and retain qualified officers and directors.

In addition, after completion of any Initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such Initial Business Combination. As a result, in order to protect our directors and officers, the post- Initial Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post- Initial Business Combination entity and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.33 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.33 per public share initially held in the Trust Account, due to claims of such creditors.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations or how such laws are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Initial Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Initial Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations.

If we have not completed our Initial Business Combination by September 4, 2023, our public shareholders may be forced to wait beyond such time period before redemption from our Trust Account.

If we have not completed our Initial Business Combination by September 4, 2023, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Island Companies Act (As Revised) of the Cayman Islands (the “Companies Act”). In that case, investors may be forced to wait beyond the initial time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our Initial Business Combination within the required time period and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

We may seek to complete an Initial Business Combination with an operating company of any size (subject to our satisfaction of the 80% fair market value test) and in any industry, sector or geography. However, we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to an Initial Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in an Initial Business Combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities outside the technology industry, which may be outside of our management’s areas of expertise.

We will consider an Initial Business Combination outside the technology industry, which may be outside of our management’s areas of expertise, if an Initial Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our Initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 undesignated preferred shares, par value $0.0001 per share. As of April 27, 2023, there were 478,878,696 and 49,999,999 authorized but unissued Class A ordinary shares (excluding 12,603,334 shares reserved for issue upon exercise of outstanding warrants) and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of April 27, 2023, there were no preferred shares issued and outstanding.

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

Subject to requisite shareholder approval by special resolution under the Companies Act, we may effect an Initial Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our Initial Business Combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such Initial Business Combination. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

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

We may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest.” Such entities may compete with us for Initial Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for an Initial Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Initial Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Initial Business Combination target is appropriate for our Initial Business Combination.

Our initial shareholders hold 6,037,500 founder shares as of the date of this Annual Report, all of which are held by our Sponsor. The founder shares will be worthless if we do not complete an Initial Business Combination.

In addition, our Sponsor purchased an aggregate of 4,553,334 Private Placement Warrants, each exercisable for one Class A ordinary share, for a purchase price of approximately $6.8 million in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete an Initial Business Combination. Each Private Placement Warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the ordinary shares included in the Units except that: (1) prior to our Initial Business Combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions; (3) our initial shareholders and Chairman and Chief Executive Officer have entered into a letter agreement with us, pursuant to which they have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our Initial Business Combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by September 4, 2023or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our Initial Business Combination by September 4, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Initial Business Combination within the prescribed time frame); (4) the founder shares will automatically convert into our Class A ordinary shares at the time of our Initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our Initial Business Combination to our public shareholders for a vote, our initial shareholders and Chairman and Chief Executive Officer have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after the Initial Public Offering in favor of our Initial Business Combination.

The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target business for our Initial Business Combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as September 4, 2023 nears, which is the deadline for the completion of our Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

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

We may be able to complete only one Initial Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Initial Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

We may attempt to simultaneously complete Initial Business Combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Initial Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple Initial Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination.

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

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Initial Business Combination, increased redemption thresholds and extended the time to consummate an Initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our Initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then issued and outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the warrant agreement, or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated memorandum and articles of association that relate to our pre-Initial Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Initial Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-Initial Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our Initial Business Combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting). Our initial shareholders, who collectively beneficially own approximately 71% of our ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Initial Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our Initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Initial Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Initial Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination. If we have not completed our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.33 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

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

Our initial shareholders own approximately 71% of our issued and outstanding ordinary shares. In addition, prior to our Initial Business Combination, holders of the founder shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our Initial Business Combination.

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

Unlike some blank check companies, if:

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

We have issued warrants to purchase 8,050,000 Class A ordinary shares, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the Units and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 4,553,334 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. Our initial shareholders currently hold 6,037,500 Class B ordinary shares. The Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. To the extent we issue Class A ordinary shares to effectuate an Initial Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Initial Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an Initial Business Combination or increase the cost of acquiring the target business.

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

The federal proxy rules require that a proxy statement with respect to a vote on an Initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If our management team pursues a company with operations or opportunities outside of the United States for our Initial Business Combination, we would be subject to risks associated with cross-border Initial Business Combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Initial Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Initial Business Combination Company

We may face risks related to companies in the technology industries.

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing an Initial Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

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

Any of the foregoing could have an adverse impact on our operations following an Initial Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or the target business which we acquire, which may or may not be different than those risks listed above.

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

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If, in the future, such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Initial Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post Initial Business Combination company, depending on valuations ascribed to the target and us in our Initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

The directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

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

Our letter agreements with our initial shareholders and Chairman and Chief Executive Officer may be amended without shareholder approval.

Our letter agreements with our initial shareholders and Chairman and Chief Executive Officer contain provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our Initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the Initial Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Aemish Shah and Manpreet Singh. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Initial Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

In addition, the directors and officers of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of an Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our Initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Initial Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an Initial Business Combination and their other businesses. We do not intend to have any full-time employee prior to the completion of our Initial Business Combination. Our officers are engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Certain of our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our Initial Business Combination. For a discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and our Sponsor, directors and officers may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our directors and officers are now, and our Sponsor’s directors and officers, may in the future become, affiliated with entities that are engaged in a similar business and any such involvement may result in conflicts of interests as described above.

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

For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officer and Corporate Governance.” “Item 10. Directors, Executive Officer and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions — Administrative Agreement.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, affiliates of our Sponsor have invested in a diverse set of industries. As a result, there may be substantial overlap between companies that would be a suitable Initial Business Combination for us and companies that would make an attractive target for such other affiliates.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an Initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our Initial Business Combination or to redeem 100% of our public shares if we do not complete our Initial Business Combination by September 4, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an Initial Business Combination by September 4, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. In general, we must maintain a minimum amount in shareholders’ equity (generally $5,000,000) and a minimum of 300 public holders. Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our Initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of the underlying Class A ordinary shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants that were included as part of the Units. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

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

Each Unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of an Initial Business Combination since the warrants will be exercisable in the aggregate for one third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Initial Business Combination partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if they included one whole warrant or a greater fraction of one whole warrant to purchase one whole share.

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

We are a newly incorporated company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our prior taxable year, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to an Initial Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our prior taxable year, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to its Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

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

As of December 31, 2022, we had approximately $42,000 cash in our operating bank account and working capital of approximately $2,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans and will not generate any operating revenues until after the completion of our Initial Business Combination. In addition, we expect to have negative cash flows from operations as we pursue an Initial Business Combination target. Management’s plans to address this need for capital through our Initial Business Combination are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to consummate our Initial Business Combination or our inability to continue as a going concern.

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

Our Units began trading on The Nasdaq Stock Market on February 2, 2021. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant to purchase one Class A ordinary share. On March 24, 2021, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on March 25, 2021. Any Units not separated continue to trade on The Nasdaq Stock Market under the symbol “NRACU.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on The Nasdaq Stock Market under the symbols “NRAC” and “NRACW,” respectively.

(b)	Holders

As of April 27, 2023, there was one holder of record of our Units, two holders of record of our separately traded Class A ordinary shares, and two holders of record of our redeemable warrants.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On March 16, 2023, in connection with the Business Combination NRAC, Braiin and Meteora entered into the Forward Purchase Agreement providing for the issue and sale of up to 2,900,000 NRAC Class A Ordinary Shares. The Class A Ordinary Shares that may be issued in connection with the Forward Purchase Agreement have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

In connection with the Initial Public Offering, the Sponsor and the Company’s initial officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $14.4 million (including deferred underwriting commissions of approximately $9.1 million). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $241.5 million ($10.00 per share) of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Northern Revival Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on November 4, 2020. We were incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet identified (“Initial Business Combination”).

Our sponsor is Northern Revival Sponsor LLC, a Cayman Island limited liability company which changed its name from Noble Rock Sponsor LLC (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, we consummated the Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,553,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $6.8 million.

Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

We intend to complete our Initial Business Combination using cash from the remaining proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:

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

If we are unable to complete an Initial Business Combination by September 4, 2023, or such earlier date as determined by the Company’s Directors, (taking into account the extension as described below, the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Proposed Business Combination

On March 20, 2023, we entered into the Business Combination Agreement with our Sponsor, Braiin and the Braiin Supporting Shareholders who collectively own 100% of the outstanding ordinary shares of Braiin. Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC with an aggregate value of $190 million. The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec, an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into separate support agreements with the Braiin Supporting Shareholders and the Sponsor pursuant to which the Braiin Supporting Shareholders and the Sponsor have agreed to vote their Braiin shares and NRAC shares, respectively, in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal. In addition, the Sponsor has agreed to surrender 1,500,000 NRAC founder shares immediately prior to the closing of the Business Combination (the “Closing”) and to waive: (i) redemption rights with respect to its NRAC shares in connection with the Business Combination, and (ii) the right to have any working capital loans extended to NRAC converted into warrants.

Forward Purchase Agreement

On March 16, 2023, in connection with the Business Combination NRAC, Braiin and Meteora entered into the Forward Purchase Agreement providing for the issue and sale of up to 2,900,000 NRAC Class A Ordinary Shares. The Class A Ordinary Shares that may be issued in connection with the Forward Purchase Agreement have not been registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Pursuant to the Forward Purchase Agreement, Meteora has agreed to make purchases of Class A Ordinary Shares of NRAC: (a) in open-market purchases through a broker after the date of NRAC’s redemption deadline in connection with the vote of NRAC shareholders to approve the Business Combination from holders of Class A Ordinary Shares of NRAC, including those who elect to redeem Class A Ordinary Shares and subsequently revoked their prior elections to redeem (the “Recycled Shares”) and (b) directly from NRAC, newly-issued Class A Ordinary Shares of NRAC (the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be up to 2,900,000 (but not more than 9.9% of NRAC’s Class A Ordinary Shares outstanding on a post-transaction basis) (the “Maximum Number of Shares”). Meteora has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

The Forward Purchase Agreement provides that no later than the earlier of (a) one business day after the closing of the Business Combination and (b) the date any assets from NRAC’s trust account are disbursed in connection with the Business Combination, the Combined Company will pay to Meteora, out of funds held in its Trust Account, an amount (the “Prepayment Amount”) equal to (x) the per-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment less the Prepayment Shortfall. The Prepayment Shortfall is equal to the lesser of (i) ten percent of the product of (x) the Number of NRAC Class A Ordinary Shares multiplied by (y) the Initial Price and (ii) $3,000,000.

Meteora may, at its discretion and at any time following the closing of the Business Combination, provide an Optional Early Termination notice (“OET Notice”) and pay to the Combined Company the product of the “Reset Price” and the number of NRAC’s Class A Ordinary Shares listed on the OET Notice. The Reset Price shall initially equal the Initial Price but shall be adjusted on the first scheduled trading date of each two-week period commencing on the first week following the 30th day after the closing of the Business Combination to the lowest of (i) the current Reset Price, (ii) the Initial Price and (iii) the volume weighted average price (“VWAP”) of NRAC’s Class A Ordinary Shares of the prior two week period.

The Forward Purchase Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination, (b) the date specified by Meteora in a written notice delivered at Meteora’s discretion if (i) the VWAP of NRAC’s Class A Ordinary Shares during 10 out of 30 consecutive trading days is at or below $5.00 per Share, or (ii) the Shares are delisted from a national securities exchange. At maturity, Meteora will be entitled to receive maturity consideration in cash or shares. The maturity consideration will equal the product of (1) (a) the Number of NRAC Class A Ordinary Shares less (b) the number of Terminated Shares, multiplied by (2) $1.50 in the event of cash or, in the event of NRAC Class A Ordinary Shares, $2.00; and $2.50, solely in the event of a registration failure.

For further information regarding the Business Combination and the Forward Purchase Agreement, See “Item 1. Business — Business Combination Agreement” and “Item 1. Business — Certain Related Agreements — Forward Purchase Agreement.”

Departure of certain officers and directors; name change and Class B conversion

On February 9, 2023, in accordance with the provisions of a binding agreement that provides for the withdrawal or significant reduction in investment in the Sponsor by certain existing investors and the resulting transfer of control of the Sponsor: (i) Whitney Bower resigned as Chairman and Chief Executive Officer, (ii) Peter Low resigned as Chief Financial Officer and director and (iii) Michael Alter and David Lang resigned as independent directors, (iv) the board appointed Aemish Shah as the Chairman and Chief Executive Officer and Manpreet Singh as Chief Financial Officer and a director, and also appointed Joseph Tonnos, David Tanzer and Asad Zafar to serve as directors, determining each of Messrs. Tonnos, Tanzer and Zafar to be an independent director under the listing rules of the Nasdaq Stock Market. We agreed to change our name in connection with these changes. Mr. Tonnos served on the NRAC board of directors from February 9, 2023 until his resignation on March 15, 2023. Such resignation was not a result of disagreement with the Company on any matter relating to its operations, policies or practices.

On March 16, 2023, we held our General Meeting for the purposes of considering and voting upon: (i) a special resolution, to amend our charter to change the name of the company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation; and (ii) a special resolution, to amend the charter to change certain provisions which restrict our Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both the Name Change Proposal and Conversion Proposal were approved by the shareholders at the General Meeting. The purpose of the Name Change Proposal was to amend the name of the company as agreed in connection with the departures of Messrs. Bower, Low, Alter and Lang. The purpose of the Conversion Proposal was to remove restrictions contained in the charter in order to permit the Class B ordinary shares to convert into Class A ordinary shares prior to the closing of the business combination which will enable the company to meet certain Nasdaq listing requirements. The holders of such shares will continue to be subject to the same restrictions as the Class B ordinary shares before any conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of a business combination as described in the prospectus for our initial public offering.

Extension, redemptions and contributions

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2023 to September 4, 2023 (such later date, the “extended date”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then-outstanding 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding. As of April 27, 2023, there was a total of approximately $25.8 million million held in the trust account.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan the first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023.

Results of Operations

Our entire activity since November 4, 2020 (inception) through December 31, 2022 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of approximately $8.4 million, which consisted of $6.4 million for a change in the fair value of derivative warrant liabilities, approximately $3.5 million of income from investments held in the Trust Account, offset by approximately $1.5 million of general and administrative expenses.

For the year ended December 31, 2021, we had net income of approximately $9.4 million, which consisted of $11.5 million for a change in the fair value of derivative warrant liabilities, approximately $26,000 of income from investments held in the Trust Account, offset by approximately $769,000 of financing costs and approximately $1.3 million of general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $42,000 cash in our operating bank account and working capital of approximately $2,000.

Through December 31, 2022, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until September 4, 2023, or such earlier date as determined by our Directors to consummate an Initial Business Combination. It is uncertain that we will be able to meet its obligations within the next 12 months or consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to our Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, we had no outstanding Working Capital Loans.

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, we agreed to pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the years ended December 31, 2022 and 2021, we incurred expenses under this agreement of $360,000 and $330,000, respectively, included as general and administrative expenses on the statements of operations. As of December 31, 2022 and 2021, there was no amounts payable for these services.

In addition, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or any of their affiliates. For the year ended December 31, 2022, we incurred approximately $74,000 of reimbursable expenses to related party, included as general and administrative expenses on the accompanying statement of operations. As of December 31, 2022, approximately $65,000 of reimbursable expenses was paid to related party and approximately $59,000 is payable and presented as due to related party on the balance sheets. No expenses were incurred as of December 31, 2021.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.375 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters paid to us an amount equal to 0.25% of the offering gross proceeds, or $603,750 in the aggregate to reimburse certain expenses in connection with the Initial Public Offering.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of December 31, 2022 and 2021, we recorded approximately $1.1 million and $605,000 in deferred legal fees, respectively.

Critical Accounting Policies and Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 11,775,540 shares of Class A ordinary shares in the calculation of diluted income per share, because exercise is contingent upon future events. For the year ended December 31, 2021 the number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Reference is made to Pages F-1 through F-24 comprising a portion of this Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Aemish Shah	37	Chairman and Chief Executive Officer
Manpreet Singh	40	Director and Chief Financial Officer
David Tanzer	62	Director
Asad Zafar	43	Director

Aemish Shah has served as Chief Executive Officer and Chairman of the Company since February 9, 2023. He has served as a director of the Company since January 2021. Since January 2016, Mr. Shah has been the Co-Founder and Managing Partner of General Global Capital (“GenGlobal”), a growth state technology investment firm focused on software and financial technology companies with notable investments that include Carta, SpaceX, SoFi, Impossible foods, Digital Ocean, Rubrik, Grab Inc., Figure Technologies, Caastle, Avant/Amount and Postmates. Mr. Shah has over sixteen years of experience as a technology investor and financial services banker. Over the course of his career, he has worked on over twenty successful M&A transactions with an aggregate value of over five billion dollars. Mr. Shah has also served on numerous non-profit boards and currently works with TeacherCraft, an EdTech non-profit focused on professional development. Mr. Shah began his career with Pricewaterhouse Coopers as a Senior Associate in the financial advisory practice. Mr. Shah graduated from Cornell University with a Bachelor of Science in Operations Research and Industrial Engineering.

Manpreet Singh, CFA, has served as Chief Financial Officer and a director of the Company since February 9, 2023. From 2018 to the present, Mr. Singh has served as the CIO at Singh Capital Partners (“SCP”) where he is responsible for all investment decisions and operations. In 2006, Mr. Singh became one of the youngest CFA charter holders in the world and was profiled by the organization as its “Most Ambitious” member. He serves on the numerous public, non-profit and private company boards including Cemtrex (Nasdaq: CETX), Investcorp India Acquisition Corp (Nasdaq: IVCA), AcquCo, PartsAvatar, Oats Overnights, US Inspect, Snowball Industries, Shukr Investments, Suburban Hospital (John Hopkins Medicine) and Dingman Center at the Smith School of Business. Mr. Singh received his MBA from the Wharton School of Business in Entrepreneurship, Finance, and Real Estate. He also holds a B.S. in Finance with a citation in Entrepreneurship from the University of Maryland, College Park.

David Tanzer has served as an independent director of the Company since February 9, 2023. Currently, Mr. Tanzer is a manager for Mercury FundingCo., LLC since June 2019, an executive chairman of XGen Ai since March 2020, a board observer of Veransa Group since December 2021, and a board observer of Open Road Integrated Media since December 2021. From 2019 to 2020, Mr. Tanzer was the Chief Executive Officer at TBD Safety, LLC which sold personal emergency response system products. Prior to that, Mr. Tanzer was Chief Executive Officer at LifeShield, LLC which sold home security products from February 2017 to February 2018. In total, Mr. Tanzer has over 35 years of experience in senior operating roles and investing in and advising acquisition candidates and operating companies in industry sectors including media, B2B SaaS, sustainability, real estate and AI/machine learning. Mr. Tanzer has served on 10 boards, including Healthy Directions (an American Securities Capital Partners portfolio company), CurtCo Robb Media (GE Capital) and The Noodle Companies and its four operating subsidiaries. Mr. Tanzer has provided M&A consulting services to leading private equity firms including Blackstone Partners, Elevation Partners, Great Hill Partners, Insight Partners, Lee Equity Partners, Madison Dearborn, Warburg Pincus and Zelnick Media, as well as companies such as InterActiveCorp, NutriSystem, Publishers Clearinghouse, and Scholastic. Mr. Tanzer received his B.A. from Harvard College, graduating magna cum laude, and his MBA from Harvard Business School, where he was a Baker Scholar.

Asad Zafar has serve as an independent director of the Company since February 9, 2023. From September 2021 to present, Mr. Zafar has worked as a Portfolio Manager at Vitol. Prior to that, Mr. Zafar worked as an analyst for Citadel Global Equities from July 2017 to August 2020. From March 2015 to July 2017, Mr. Zafar worked at Karlin Asset Management as managing director and portfolio manager. Throughout his career, Mr. Zafar has directly managed over $1 billion in equity portfolios. Mr. Zafar received his MBA from The Wharton School of the University of Pennsylvania where he was a Joseph H. Lauder fellow and a B.A. from Ohio Wesleyan University where he was a Presidential Scholar. Mr. Zafar holds the Chartered Financial Analyst (CFA) designation, Certified in Quantitative Finance (CQF) designation and CPIM (Certified in Product and Inventory Management) designation.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have currently have two “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. The board intends to identify and appoint a third independent director to fill the vacancy left by the resignation of Joseph Tonnos on March 15, 2023. Our board has determined that David Tanzer and Asad Zafar are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of five members, one seat being currently vacant. Prior to our Initial Business Combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares (or, prior to our Initial Business Combination, holders of our founder shares).

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

Audit Committee

The members of our audit committee are David Tanzer and Asad Zafar. Asad Zafar serves as chair of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that each of David Tanzer and Asad Zafar qualify as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

The members of our compensation committee are Asad Zafar and David Tanzer. Asad Zafar serves as chair of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are David Tanzer and Asad Zafar. David Tanzer serves as chair of the nominating and corporate governance committee.

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

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to our Annual Report. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, we will provide a copy of the Code of Ethics without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Our management team, in their capacities as directors, officers or employees of our Sponsor or its affiliates or in their other endeavors, may choose to present potential Initial Business Combinations to other entities to which our directors and officers currently have fiduciary duties or contractual obligations, current or future entities affiliated with or managed by our Sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Cayman Islands law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present an Initial Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of an Initial Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Initial Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Initial Business Combination opportunities or complete our Initial Business Combination.

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see “Item 10. Directors, Executive Officer and Corporate Governance.”

●	In connection with the Initial Public Offering, our initial shareholders and Chairman and Chief Executive Officer have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our Initial Business Combination, and our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our Initial Business Combination within 24 months after the closing of the Initial Public Offering or such later date as extended. However, if our initial shareholders (or our Chairman and Chief Executive Officer or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our Initial Business Combination; and (2) subsequent to our Initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor and directors and officers will directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Initial Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

The conflicts described above may not be resolved in our favor.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other . We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue Initial Business Combination opportunities or complete our Initial Business Combination.

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

In the event that we submit our Initial Business Combination to our public shareholders for a vote, our initial shareholders and Chairman and Chief Executive Officer have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our Initial Business Combination.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner except that Forms 3, reporting initial ownership for Manpreet Singh, David Tanzer, Asad Zafar, and Joseph Tonnos were filed late. Mr. Tonnos served on the NRAC board of directors from February 9, 2023 until his resignation on March 15, 2023. Such resignation was not a result of disagreement with the Company on any matter relating to its operations, policies or practices.

Item 11. Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our Initial Business Combination and our liquidation, we will pay our Sponsor a total of $30,000 per month for office space, administrative, financial and support services. Other than as described herein, no compensation of any kind, including any finder’s fee, reimbursement or consulting fee, will be paid by us to our Sponsor, officers and directors, or any affiliate of our Sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our Initial Business Combination (regardless of the type of transaction that it is). However, our Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, directors, officers or our or any of their affiliates.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Initial Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our Initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination should be a determining factor in our decision to proceed with any potential Initial Business Combination.

Sponsor LLC Agreement

On December 31, 2020, each of our then directors (or their affiliates), officers and advisors together with certain third-party investors, including our anchor investor, entered into an amended and restated limited liability company agreement (the “Sponsor LLC Agreement”) of our Sponsor, Northern Revival Sponsor LLC which was then known as Noble Rock Sponsor LLC. In connection with the provisions of a binding agreement that provides for the withdrawal or significant reduction in investment in the Sponsor by certain existing investors and the resulting transfer of control of the Sponsor, the Sponsor changed its name to Northern Revival Sponsor LLC and Aemish Shah became the sole manager of the Sponsor.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us as of April 27, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

In the table below, percentage ownership is based on 8,517,971 ordinary shares outstanding as of April 27, 2023 including 8,517,970 Class A ordinary shares and 1 Class B ordinary share. Voting power represents the combined voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of April 27, 2023.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Northern Revival Sponsor LLC (our sponsor)(3)	6,037,499	71%	1	100%
Aemish Shah(3)	6,037,499	71%	1	100%
All directors and executive officers as a group (6 individuals)	6,037,499	71%	1	100%
Owl Creek Credit Opportunities Master Fund, L.P. (4)	601,000	7.1%	—	—

(1)	Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as described in Exhibit 4.2 to this Annual Report on Form 10-K.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Maples Fiduciary Services (Delaware) Inc., 4001 Kennett Pike, Suite 302, Wilmington, DE 19807.

(3)	Northern Revival Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Our officers and directors (or their affiliates) are members of our sponsor. Aemish Shah may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor. Other than Aemish Shah, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	According to a Form 3 filed by Owl Creek Asset Management, L.P. and Mr. Jeffrey A. Altman with the SEC on February 6, 2023 Owl Creek Credit Opportunities Master Fund, L.P. and a sub account managed by Owl Creek Asset Management, L.P. were the beneficial owners of 601,000 Class A ordinary shares as of February 6, 2023. Owl Creek Asset Management, L.P. serves as the investment manager to Owl Creek Credit Opportunities Master Fund, L.P. and Mr. Jeffrey A. Altman is the managing member of the general partner of Owl Creek Credit Opportunities Master Fund, L.P. Mr. Altman disclaims beneficial ownership of the Class A ordinary shares.

Our initial shareholders beneficially own approximately 71% of our issued and outstanding ordinary shares and have the right to elect all of our directors prior to our Initial Business Combination as a result of holding all of the Class B ordinary shares. In addition, because of its ownership block, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

If we do not complete an Initial Business Combination within 24 months from the closing of the Public Offering, or the expiration of any subsequent extension, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the Initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit for the years ended December 31, 2022 and 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees incurred by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, and of services rendered in connection with our initial public offering, totalled approximately $128,000 and $107,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” We did not pay Marcum LLP any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees for the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the years ended December 31, 2022 and 2021.

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 20, 2023, by and among Northern Revival Acquisition Corporation, Braiin Limited, Northern Revival Sponsor LLC, and certain shareholders of Braiin (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
3.2	Extension Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2023).
3.3	Name Change Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2023).
3.4	Conversion Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2023).
4.1	Warrant Agreement, dated February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
4.2*	Description of the Company’s securities.
10.1	Letter Agreement, dated February 1, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.2	Investment Management Trust Agreement, February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.3	Registration Rights Agreement, dated February 1, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.4	Administrative Services Agreement, dated February 1, 2021, between the Company and the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.5	Sponsor Warrants Purchase Agreement, dated February 1, 2021, between the Company and the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.6	Indemnity Agreement, dated February 1, 2021, between the Company and Whitney A. Bower (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.7	Indemnity Agreement, dated February 1, 2021, between the Company and Pete Low (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.8	Indemnity Agreement, dated February 1, 2021 , between the Company and Michael D. Alter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).

10.9	Indemnity Agreement, dated February 1, 2021, between the Company and David Habiger (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.10	Indemnity Agreement, dated February 1, 2021, between the Company and David Lang (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.11	Indemnity Agreement, dated February 1, 2021, between the Company and Aemish Shah (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.12*	Indemnity Agreement, dated February 9, 2023, between the Company and Manpreet Singh.
10.13*	Indemnity Agreement, dated February 9, 2023, between the Company and David M. Tanzer.
10.14*	Indemnity Agreement, dated February 9, 2023, between the Company and Asad Zafar.
10.15*	Indemnity Agreement, dated February 9, 2023, between the Company and Joseph Tonnos.
10.16	Sponsor Support Agreement, dated as of March 20, 2023, by and among Braiin Limited, Northern Revival Sponsor LLC and Northern Revival Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
10.17	Company Shareholder Support Agreement, dated as of March 20, 2023, by and among Northern Revival Acquisition Corporation, Braiin Limited and certain shareholders of Braiin (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
10.18	Form of Company Shareholder Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
10.19	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
10.20	Confirmation of OTC Equity Prepaid Forward Transaction from (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP and (iii) Meteora Select Trading Opportunities Master, LP to Northern Revival Acquisition Corporation and Braiin Limited (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2023).
14.01	Code of Ethics and Business Conduct of Noble Rock Acquisition Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Item 16. Form 10-K Summary.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northern Revival Acquisition Corporation (formerly known as

Noble Rock Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Revival Acquisition Corporation (formerly known as Noble Rock Acquisition Corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant costs, needs to raise additional funds to meet its obligations and sustain its operations and the Company’s business plan is dependent on the completion of a business combination.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, New York

April 28, 2023

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$42,071	$867,698
Prepaid expenses	42,517	299,487
Total current assets	84,588	1,167,185
Investments held in Trust Account	245,009,717	241,526,002
Total Assets	$245,094,305	$242,693,187

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$19,103	$-
Accrued expenses	4,679	119,875
Due to related party	59,281	-
Total current liabilities	83,063	119,875
Deferred legal fees	1,067,618	604,749
Deferred underwriting commissions	9,056,250	9,056,250
Derivative warrant liabilities	631,430	7,031,280
Total liabilities	10,838,361	16,812,154

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 24,150,000 shares subject to possible redemption at $10.14 and $10.00 per share at December 31, 2022 and 2021, respectively	244,909,717	241,500,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at December 31, 2022 and 2021	604	604
Additional paid-in capital	-	-
Accumulated deficit	(10,654,377)	(15,619,571)
Total Shareholders’ Deficit	(10,653,773)	(15,618,967)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$245,094,305	$242,693,187

The accompanying notes are an integral part of these financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
General and administrative expenses	$1,508,654	$1,321,717
Loss from operations	(1,508,654)	(1,321,717)
Other income (expenses)
Change in fair value of derivative warrant liabilities	6,399,850	11,489,110
Financing costs - derivative warrant liabilities	-	(769,323)
Income from investments held in Trust Account	3,483,715	26,002
Net income	$8,374,911	$9,424,072

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	24,150,000	21,900,411
Basic and diluted net income per share, Class A ordinary shares	$0.28	$0.34

Weighted average shares outstanding of Class B ordinary shares,basic	6,037,500	5,964,144
Basic net income per share, Class B ordinary shares	$0.28	$0.34
Weighted average shares outstanding of Class B ordinary shares, diluted	6,037,500	6,037,500
Diluted net income per share, Class B ordinary shares	$0.28	$0.34

The accompanying notes are an integral part of these financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(3,409,717)	(3,409,717)
Net income	-	-	-	-	-	8,374,911	8,374,911
Balance - December 31, 2022	-	$-	6,037,500	$604	$-	$(10,654,377)	$(10,653,773)

FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	6,037,500	$604	$24,396	$(30,541)	$(5,541)
Excess of cash received over fair value of private placement warrants	-	-	-	-	85,150	-	85,150
Remeasurement of Class A ordinary shares to redemption amount	-	-	-	-	(109,546)	(25,013,102)	(25,122,648)
Net income	-	-	-	-	-	9,424,072	9,424,072
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)

The accompanying notes are an integral part of these financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,374,911	$9,424,072
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(3,483,715)	(26,002)
Change in fair value of derivative warrant liabilities	(6,399,850)	(11,489,110)
Financing costs - derivative warrant liabilities	-	769,323
Changes in operating assets and liabilities:
Prepaid expenses	256,970	(292,728)
Accounts payable	19,103	-
Accrued expenses	(45,196)	37,575
Due to related party	59,281	-
Deferred legal fees	462,869	284,749
Net cash used in operating activities	(755,627)	(1,292,121)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(241,500,000)
Cash used in investing activities	-	(241,500,000)

Cash Flows from Financing Activities:
Proceeds from note payable related party	-	150,000
Repayment of note payable to related party	-	(195,000)
Proceeds received from initial public offering, gross	-	241,500,000
Proceeds received from private placement	-	6,830,004
Reimbursement from underwriter	-	603,750
Offering costs paid	(70,000)	(5,228,935)
Net cash provided by (used in) financing activities	(70,000)	243,659,819

Net change in cash	(825,627)	867,698

Cash - beginning of the period	867,698	-
Cash - end of the period	$42,071	$867,698

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$3,409,717	$25,122,648
Offering costs included in accounts payable	$-	$-
Offering costs included in accrued expenses	$-	$70,000
Offering costs included in deferred legal fees	$-	$320,000
Deferred underwriting commissions	$-	$9,056,250

The accompanying notes are an integral part of these financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Northern Revival Acquisition Corporation (the “Company,” or “NRAC”) is a blank check company incorporated as a Cayman Islands exempted company on November 4, 2020 with the name “Noble Rock Acquisition Corporation.” The Company changed its name on March 16, 2023 to Northern Revival Acquisition Corporation. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not yet commenced operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

The Company’s sponsor is Northern Revival Sponsor LLC, a Cayman Island limited liability company which changed its name from Noble Rock Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 1, 2021. On February 4, 2021, the Company consummated its Initial Public Offering of 24,150,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included 3,150,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $241.5 million, and incurring offering costs of approximately $14.4 million, net of reimbursement from the underwriter. Of these offering costs, approximately $9.1 million and approximately $320,000 was for deferred underwriting commissions and deferred legal fees, respectively (Note 6).

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

Shareholder Meeting, Extension, Redemptions and Trust Deposits

On January 27, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”) to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the Company has to consummate an initial Business Combination from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board. At the Meeting, the Company’s shareholders approved a special resolution for the Extension Proposal, (as described above). The Extension Proposal is described in detail in the Company’s definitive proxy statement filed with the SEC and dated January 6, 2023 and was approved at the Meeting. In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem its ordinary shares. Of the 24,150,000 Class A ordinary shares outstanding with redemption rights, the holders of 21,240,830 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.17. As a result, approximately $216.1 million was removed from the Trust Account to pay such holders. As of April 27, 2023 the remaining balance of approximately $25.8 million was held as cash in the Trust Account. See Note 11.

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor has indicated that, if the Extension Proposal was approved, the Sponsor will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $10,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of Class A ordinary shares of the Company that are not redeemed in connection with the shareholder vote to approve the Extension Proposal, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an initial business combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an initial Business Combination. Each contribution will be deposited in the Trust Account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the Company to the Sponsor upon consummation of an initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company will wind up the Company’s affairs and redeem 100% of the outstanding Public Shares in accordance with the procedures set forth in the Company’s charter. See Note 11.

If the Company is unable to complete a Business Combination by September 4, 2023, or such earlier date as determined by the Company’s Directors, (taking into account the extension, the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

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

Liquidity and going concern

As of December 31, 2022, the Company had approximately $42,000 in its operating bank account and working capital of approximately $2,000.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2022 and 2021, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until September 4, 2023, or such earlier date as determined by its Directors to consummate a Business Combination. It is uncertain that the Company will be able to meet its obligations within the next 12 months or consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of financial instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the balance sheets.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants was measured at fair value using a Black Scholes model at December 31, 2021. As of December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants (See Note 10). As of December 31, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. For the year ended December 31, 2021, the number of weighted average Class B ordinary shares for calculating basic net income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - Basic	$6,699,929	$1,674,982	$7,406,939	$2,017,133
Allocation of net income - Diluted	$6,699,929	$1,674,982	$7,387,490	$2,036,582

Denominator:
Basic weighted average ordinary shares outstanding	24,150,000	6,037,500	21,900,411	5,964,144
Effect of dilutive securities	-	-	-	73,356
Diluted weighted average ordinary shares outstanding	24,150,000	6,037,500	21,900,411	6,037,500
Basic net income per ordinary share	$0.28	$0.28	$0.34	$0.34
Diluted net income per ordinary share	$0.28	$0.28	$0.34	$0.34

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,553,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million. On February 4, 2021, the day of issuance, the fair value of the Private Placement warrants was approximately $6.7 million compared to the gross proceeds received of approximately $6.8 million, therefore, an excess of approximately $85,000 cash was received over the fair value of the Private Placement warrants. The excess in cash received over the fair value of the Private Placement warrants is recorded as additional paid in capital on the statement of changes in shareholders’ deficit.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no outstanding Working Capital Loans.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2021, the Company incurred expenses under this agreement of $360,000 and $330,000, respectively, included as general and administrative expenses on the accompanying statements of operations. As of December 31, 2022 and 2021, there were no amounts payable for these services.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the year ended December 31, 2022, the Company incurred approximately $74,000 of reimbursable expenses to related parties, included as general and administrative expenses on the accompanying statement of operations. As of December 31, 2022, approximately $65,000 of reimbursable expenses was paid by related party and approximately $59,000 is payable and presented as due to related party on the accompanying balance sheets. No expenses were incurred as of December 31, 2021.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2022 and 2021, the Company had deferred legal fees of approximately $1.1 million and $605,000 in connection with such services on the accompanying balance sheets.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2022 and 2021, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption.

As of December 31, 2022 and 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

Gross Proceeds	$241,500,000
Less:
Proceeds allocated to Public Warrants	(11,775,540)
Class A ordinary shares issuance costs	(13,347,108)
Plus:
Accretion of carrying value to redemption value	25,122,648
Class A ordinary shares subject to possible redemption at December 31, 2021	$241,500,000
Increase in redemption value of Class A ordinary shares subject to redemption	3,409,717
Class A ordinary shares subject to possible redemption at December 31, 2022	$244,909,717

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares - The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets. See Note 8.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$245,009,717	$-	$-	$245,009,717
Liabilities:
Derivative public warrant liabilities	$403,310	$-	$-	$403,310
Derivative private placement warrant liabilities	-	228,120	-	228,120
Total derivative warrant liabilities	$403,310	$228,120	$-	$631,430

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$241,526,002	$-	$-	$241,526,002
Liabilities:
Derivative public warrant liabilities	$4,467,750	$-	$-	$4,467,750
Derivative private warrant liabilities	-	-	2,563,530	2,563,530
Total derivative warrant liabilities	$245,993,752	$-	$2,563,530	$7,031,280

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. In March 2021, as the Public Warrants begun separately trading, the fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement The fair value of the Private Warrants were transferred from a Level 3 to a Level 2 during the fourth quarter of 2022 as the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus.

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants

For the years ended December 31, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $6.4 million and $11.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for both the Public and Private Warrants at their measurement dates:

	February 4, 2021	December 31, 2021
Exercise price	11.50	11.50
Stock Price	$9.87	$9.71
Option term to M&A	5.00	5.00
Volatility	20%	11%
Risk-free interest rate	0.64%	1.31%

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the years ended December 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,530
Change in fair value of derivative warrant liabilities - Level 3	(2,356,810)
Transfer of Private Warrants to Level 2 measurement	(206,720)
Derivative warrant liabilities at December 31, 2022 - Level 3	$-

Derivative warrant liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants - Level 3	18,520,390
Transfer of Public Warrants to Level 1 measurement	(11,775,540)
Change in fair value of derivative warrant liabilities - Level 3	(4,181,320)
Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,530

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Other than the Shareholder Meeting, Extension, Redemptions and Trust Deposits agreement disclosed in Note 1, the Company identified the following subsequent events that require disclosure:

Nasdaq Letter

On April 4, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that for the last 30 consecutive business days prior to the date of the letter, the Company’s Minimum Market Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Nasdaq has provided the Company with 180 calendar days, or until October 3, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

The Company’s Sponsor, the holder of our Class B ordinary shares, agreed to convert 6,037,499 of its Class B ordinary shares into Class A ordinary shares which the Company believes will allow it to regain compliance with the MVLS requirement. On a pro forma basis, based on the closing stock price of the Class A ordinary shares on April 4, 2023 of $10.27, this conversion would increase the MVLS by approximately $62 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $35.0 million for at least 10 consecutive trading days however and Nasdaq must provide written confirmation to the Company to close the matter.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, as described in Note 1, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) a first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023.

General Meeting of Shareholders and Additional Redemptions

On March 16, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to vote on a special resolution to amend the Company’s Amended and Restated Memorandum of Association to change the name to the Company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation and to amend the charter to change certain provisions which restrict the Company’s Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both proposals were approved (the “Conversion Proposal”). The submission of the Conversion Proposal entitled holders of the Company’s Class A Ordinary Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, as of March 14, 2023, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 433,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.07. As a result, approximately $4.4 million was removed from the Trust Account to pay such holders. As of April 27, 2023 the remaining balance of approximately $25.8 million is being held as cash in the Trust Account.

Proposed Business Combination

On March 20, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with its Sponsor, Braiin Limited, an Australian public company limited by shares (“Braiin”), and certain Braiin shareholders (the “Braiin Supporting Shareholders”) who collectively own 100% of the outstanding ordinary shares of Braiin (the “Braiin Shares”). Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin (the “Business Combination”) will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC (the “Class A Ordinary Shares”) with an aggregate value of $190 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec Holdings Ltd., an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. (“PowerTec”). Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into separate support agreements with the Braiin Supporting Shareholders and the Sponsor pursuant to which the Braiin Supporting Shareholders and the Sponsor have agreed to vote their Braiin shares and NRAC shares, respectively, in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal. In addition, the Sponsor has agreed to surrender 1,500,000 NRAC founder shares immediately prior to the closing of the Business Combination (the “Closing”) and to waive: (i) redemption rights with respect to its NRAC shares in connection with the Business Combination, and (ii) the right to have any working capital loans extended to NRAC converted into warrants.

Certain Related Agreements

Forward Purchase Agreement

In connection with the Business Combination, on March 16, 2023, NRAC and Braiin entered into an OTC Equity Prepaid Forward Transaction agreement (the “Forward Purchase Agreement”) with certain funds managed by Meteora Capital, LLC, an investor in the Sponsor (the “Meteora Funds”).

The Forward Purchase Agreement was entered into on March 16, 2023, prior to the signing and announcement of the Business Combination Agreement. Pursuant to the Forward Purchase Agreement, Meteora has agreed to make purchases of Class A Ordinary Shares of NRAC: (a) in open-market purchases through a broker after the date of NRAC’s redemption deadline in connection with the vote of NRAC shareholders to approve the Business Combination from holders of Class A Ordinary Shares of NRAC, including those who elect to redeem Class A Ordinary Shares and subsequently revoked their prior elections to redeem (the “Recycled Shares”) and (b) directly from NRAC, newly-issued Class A Ordinary Shares of NRAC (the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be up to 2,900,000 (but not more than 9.9% of NRAC’s Class A Ordinary Shares outstanding on a post-transaction basis) (the “Maximum Number of Shares”). Meteora has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

The Company filed a current report on Form 8-K on March 21, 2023 with the full Business Combination Agreement and supporting agreements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

The Forward Purchase Agreement provides that no later than the earlier of (a) one business day after the closing of the Business Combination and (b) the date any assets from NRAC’s trust account are disbursed in connection with the Business Combination, the Combined Company will pay to Meteora, out of funds held in its Trust Account, an amount (the “Prepayment Amount”) equal to (x) the per-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment less the Prepayment Shortfall. The Prepayment Shortfall is equal to the lesser of (i) ten percent of the product of (x) the Number of NRAC Class A Ordinary Shares multiplied by (y) the Initial Price and (ii) $3,000,000.

Meteora may, at its discretion and at any time following the closing of the Business Combination, provide an Optional Early Termination notice (“OET Notice”) and pay to the Combined Company the product of the “Reset Price” and the number of NRAC’s Class A Ordinary Shares listed on the OET Notice. The Reset Price shall initially equal the Initial Price but shall be adjusted on the first scheduled trading date of each two-week period commencing on the first week following the 30th day after the closing of the Business Combination to the lowest of (i) the current Reset Price, (ii) the Initial Price and (iii) the volume weighted average price (“VWAP”) of NRAC’s Class A Ordinary Shares of the prior two-week period.

The Forward Purchase Agreement matures on the earlier to occur of (a) three years after the closing of the Business Combination, (b) the date specified by Meteora in a written notice delivered at Meteora’s discretion if (i) the VWAP of NRAC’s Class A Ordinary Shares during 10 out of 30 consecutive trading days is at or below $5.00 per Share, or (ii) the Shares are delisted from a national securities exchange. At maturity, Meteora will be entitled to receive maturity consideration in cash or shares. The maturity consideration will equal the product of (1) (a) the Number of NRAC Class A Ordinary Shares less (b) the number of Terminated Shares, multiplied by (2) $1.50 in the event of cash or, in the event of NRAC Class A Ordinary Shares, $2.00; and $2.50, solely in the event of a registration failure.

The Forward Purchase Agreement has been structured, and all activity in connection with such agreement has been undertaken, to comply with the requirements of all tender offer regulations applicable to the Business Combination, including Rule 14e-5 under the Securities Exchange Act of 1934.

The Forward Purchase Agreement may be terminated by any of the parties thereto if the Business Combination Agreement is terminated pursuant to its terms prior to the closing of the Business Combination.

NRAC has agreed to indemnify and hold harmless Meteora, its affiliates, assignees and other parties described therein (the “Indemnified Parties”) from and against all losses, claims, damages and liabilities under the Forward Purchase Agreement (excluding liabilities relating to the manner in which Meteora sells any shares it owns) and reimburse the Indemnified Parties for their reasonable expenses incurred in connection with such liabilities, subject to certain exceptions described therein, and has agreed to contribute to any amounts required to be paid by any Indemnified Parties if such indemnification is unavailable or insufficient to hold such party harmless.

Sponsor Support Agreement and Share Surrender

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into a support agreement with the Sponsor (the “Sponsor Support Agreement”) pursuant to which the Sponsor has agreed to vote its NRAC ordinary shares and its Private Placement Warrants in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal. In addition, the Sponsor has agreed to surrender 1,500,000 NRAC Class B Ordinary Shares immediately prior to the Effective Time and to waive: (i) redemption rights with respect to its NRAC shares in connection with the Business Combination, and (ii) the right to have any working capital loans extended to NRAC converted into warrants.

Company Shareholder Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, NRAC and Braiin entered into a support agreement with the Braiin Supporting Shareholders (the “Company Shareholder Support Agreement”) pursuant to which the Braiin Supporting Shareholders have agreed to vote their Braiin shares in favor of the Business Combination and against any competing acquisition proposal, and not to solicit any competing acquisition proposal.

The consummation of the Business Combination is conditioned upon, among other things, (i) the absence of any governmental or court order, determination or injunction enjoining or prohibiting the Business Combination and related transactions, (ii) effectiveness of the Registration Statement and completion of the Shareholder Meeting, including any associated redemptions by NRAC shareholders, (iii) NRAC having at least $5,000,001 of net tangible assets (determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) after all redemptions, (iv) approval of the Business Combination and related transactions at the Shareholder Meeting, (v) the Share Consideration being approved for listing on Nasdaq, and (vi) all necessary regulatory approvals being obtained.

The full Business Combination agreement and other related agreements have been filed by the Company on a Current Report on From 8-K on March 21, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN REVIVAL ACQUISITION CORPORATION

Dated: April 28, 2023	By:	/s/ Aemish Shah
	Name:	Aemish Shah
	Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aemish Shah	Chairman & Chief Executive Officer	April 28, 2023
Aemish Shah	(Principal Executive Officer)

/s/ Manpreet Singh	Director and Chief Financial Officer	April 28, 2023
Manpreet Singh	(Principal Accounting and Financial Officer)

/s/ David Tanzer	Director	April 28, 2023
David Tanzer

/s/ Asad Zafar	Director	April 28, 2023
Asad Zafar