Form 10-Q
period 2023-03-31
NORTHERN REVIVAL ACQUISITION Corp
filed 2023-06-06
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 23, 2023, a total of 8,517,970 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 1 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NORTHERN REVIVAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash	$28,434	$42,071
Prepaid expenses	430,682	42,517
Cash held in Trust Account – due to redeeming shareholder	4,426,869	-
Total current assets	4,885,985	84,588
Cash and Investments held in Trust Account	25,761,798	245,009,717
Total Assets	$30,647,783	$245,094,305

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$89,545	$19,103
Accrued expenses	703,177	4,679
Due to redeeming shareholder	4,426,869	-
Advances from related party	641,821	59,281
Promissory note – related party	300,000	-
Total current liabilities	6,161,412	83,063
Deferred legal fees	1,067,618	1,067,618
Deferred underwriting commissions	9,056,250	9,056,250
Forward Purchase Agreement derivative liabilities	235,373	-
Derivative warrant liabilities	1,014,571	631,430
Total liabilities	17,535,224	10,838,361

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 2,909,170 and 24,150,000 shares subject to possible redemption at $10.38 per share at March 31, 2023 and $10.14 at December 31, 2022, respectively	25,661,798	244,909,717

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2023 and December 31, 2022	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 6,037,500 shares issued and outstanding at March 31, 2023 and December 31, 2022	604	604
Additional paid-in capital	-	-
Accumulated deficit	(12,549,843)	(10,654,377)
Total Shareholders’ Deficit	(12,549,239)	(10,653,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$30,647,783	$245,094,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

General and administrative expenses	$976,952	$300,399
Loss from operations	(976,952)	(300,399)
Other income
Change in fair value of derivative warrant liabilities	(383,141)	4,157,720
Initial loss on forward purchase agreement derivative liabilities	(272,053)	-
Change in fair value of forward purchase agreement derivative liabilities	36,680	-
Income from investments held in Trust Account	945,404	22,962
Net (loss) income	$(650,062)	$3,880,283

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	9,045,410	24,150,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.04)	$0.13

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,037,500	6,037,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.04)	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance -December 31, 2022	-	$-	6,037,500	$604	$-	$(10,654,377)	$(10,653,773)

Net loss	-	-	-	-	-	(650,062)	(650,062)

Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,404)	(1,245,404)
Balance - March 31, 2023	-	$-	6,037,500	$604	$-	$(12,549,843)	$(12,549,239)

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)

Net income	-	-	-	-	-	3,880,283	3,880,283
Balance - March 31, 2022	-	$-	6,037,500	$604	$-	$(11,739,288)	$(11,738,684)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(650,062)	$3,880,283
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from investments held in Trust Account	(945,404)	(22,962)
Change in fair value of derivative warrant liabilities	383,141	(4,157,720)
Initial loss on forward purchase agreement derivative liabilities	272,053	-
Change in fair value of forward purchase agreement derivative liabilities	(36,680)	-
Changes in operating assets and liabilities:
Prepaid expenses	(388,165)	15,424
Accounts payable	70,442	8,148
Accrued expenses	698,498	(32,000)
Due to related party	582,540	66,947
Due to redeeming shareholder	4,426,869	-
Deferred legal fees	-	10,128
Net cash provided by (used in) operating activities	4,413,232	(231,752)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(300,000)	-
Cash withdrawn from trust account for redemptions	216,066,454	-
Net cash provided by investing activities	215,766,454	-

Cash Flows from Financing Activities:
Proceeds from promissory note related party	300,000	-
Redemption of Class A Ordinary Shares	(220,493,323)	-
Offering costs paid	-	(70,000)
Net cash used in financing activities	(220,193,323)	(70,000)

Net (decrease) in cash	(13,637)	(301,752)

Cash - beginning of the period	42,071	867,698
Cash - end of the period	$28,434	$565,946

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,245,404	$-

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

As of March 31, 2023, the Company had not yet commenced operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) a first, second, third and fourth deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023, April 4, 2023 and May 4, 2023.

General Meeting of Shareholders and Additional Redemptions

On March 16, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to vote on a special resolution to amend the Company’s Amended and Restated Memorandum of Association to change the name to the Company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation and to amend the charter to change certain provisions which restrict the Company’s Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both proposals were approved (the “Conversion Proposal”). The submission of the Conversion Proposal entitled holders of the Company’s Class A Ordinary Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 428,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.33 on March 28, 2023. As a result, approximately $4.426 million is due to the redeeming shareholders as of March 31, 2023. The amount was removed from the Trust Account to pay such holders and the 428,699 shares were cancelled in April 2023.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Forward Purchase Agreements

In connection with the Business Combination, on March 16, 2023, the Company and Braiin entered into an OTC Equity Prepaid Forward Transaction agreement (the “Forward Purchase Agreement”) with certain funds managed by Meteora Capital, LLC, an investor in the Sponsor (the “Meteora Funds”).

The Forward Purchase Agreement was entered into on March 16, 2023, prior to the signing and announcement of the Business Combination Agreement. Pursuant to the Forward Purchase Agreement, Meteora has agreed to make purchases of Class A Ordinary Shares of the Company: (a) in open-market purchases through a broker after the date of the Company’s redemption deadline in connection with the vote of the Company shareholders to approve the Business Combination from holders of Class A Ordinary Shares of the Company, including those who elect to redeem Class A Ordinary Shares and subsequently revoked their prior elections to redeem (the “Recycled Shares”) and (b) directly from the Company, newly-issued Class A Ordinary Shares of the Company (the “Additional Shares” and, together with the Recycled Shares, the “Subject Shares”). The aggregate total Subject Shares will be up to 2,900,000 (but not more than 9.9% of the Company’s Class A Ordinary Shares outstanding on a post-transaction basis) (the “Maximum Number of Shares”). Meteora has agreed to waive any redemption rights with respect to any Subject Shares in connection with the Business Combination.

Liquidity and going concern

As of March 31, 2023, the Company had approximately $28,000 in its operating bank account and working capital deficit of approximately $1.3 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements in the Annual Form 10-K filed by the Company with the SEC on May 1, 2023.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash equivalents

The company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Cash and Investments held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds and commercial checking accounts which are invested primarily in U.S. Treasury securities. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of March 31, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants (See Note 10). As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At March 31, 2023, the value of the forward purchase derivative liability was $235,373.

Offering costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 2,909,170 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

See Note 1, subsection “Shareholder Meeting, Extension, Redemptions and Trust Deposits” for the redemptions that occurred and were paid during the quarter ended March 31, 2023 and Note 1, subsection “General Meeting of Shareholders and Additional Redemptions” for the meeting and redemption which occurred as of March 31, 2023 but was paid to the redeeming shareholders in April 2023.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income available to shareholders - basic and diluted	$(389,850)	$(260,212)	$3,104,226	$776,057

Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,045,410	6,037,500	24,150,000	6,037,500
Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.13	$0.13

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no outstanding Working Capital Loans.

Advances from Related Party

For the three months ended March 31, 2023, the Sponsor had advanced the Company $582,540 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $641,821 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) a first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023. The Company issued unsecured promissory notes to the Sponsor for $300,000 as extension loans as of March 31, 2023 since the funds were received in the Company operating account as of such date. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of March 31, 2023, the Company had $300,000 outstanding balance under these notes.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2023 and 2022, the Company incurred expenses under this agreement of $90,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. As of March 31, 2023 and December 31, 2022, the payable was $60,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the three months ended March 31, 2023 and 2022, the Company incurred approximately $582,000 and $11,000 of reimbursable expenses to related parties, included as general and administrative expenses on the accompanying condensed statements of operations.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2023 and December 31, 2022, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheets.

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

The Company’s Sponsor, the holder of our Class B ordinary shares, agreed to convert 6,037,499 of its Class B ordinary shares into Class A ordinary shares which conversion occurred effective as of April 5, 2023. The Company believes the conversion will allow it to regain compliance with the MVLS requirement. On a pro forma basis, based on the closing stock price of the Class A ordinary shares on April 4, 2023 of $10.27, this conversion would increase the MVLS by approximately $62 million. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $35.0 million for at least 10 consecutive trading days however and Nasdaq must provide written confirmation to the Company to close the matter.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel.

On April 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that it failed to comply with the Nasdaq Listing Rules since it had not filed its Form 10-K for the period ended December 31, 2022. The Company was provided with 60 calendar days to submit a plan to regain compliance. Once a plan for compliance is accepted, Nasdaq can grant an exception for up to 180 calendar days to regain compliance. On May 1, 2023, the Company filed its Form 10-K. Additionally, on May 1, 2023, the Company received a letter indicating that Nasdaq had determined that the Company was now in compliance and that the matter was closed.

On May 24, 2023, the Company received a further letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of it not having timely filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The Nasdaq notification letter provides the Company with 60 calendar days, or until July 24, 2023, to submit a plan to regain compliance in accordance with Nasdaq’s listing requirements. If the Company’s plan is accepted, Nasdaq may grant the Company up to 180 days, or until November 20, 2023, for the Company to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Pane under Nasdaq Listing Rule 5815(a). The Company does not currently expect submission of a compliance plan will be necessary as it anticipates that filing this Form 10-Q prior to the expiration of the 60 day period will be sufficient to fully regain compliance with the Nasdaq continued listing requirements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2023 and December 31, 2022, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,909,170 and 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of March 31, 2023 and December 31, 2022, Class A ordinary shares reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,409,717
Class A ordinary shares subject to possible redemption at December 31, 2022	244,909,717
Less:
Redemption	(220,493,323)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,245,404
Class A ordinary shares subject to possible redemption at March 31, 2023	$25,661,798

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,909,170 and 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively. See Note 8.

Class B Ordinary Shares – The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On November 11, 2020, the Company issued 5,750,000 Class B ordinary shares to the Initial Shareholders. On February 1, 2021, the Company declared a stock dividend with respect to the Class B ordinary shares such that 0.05 Class B ordinary shares were issued for each share of Class B ordinary shares, resulting in an aggregate of 6,037,500 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the stock dividend (see Note 5). Of the 6,037,500 Class B ordinary shares outstanding, up to 787,500 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On February 4, 2021, the underwriter fully exercised its over-allotment option; thus, these 787,500 Founder Shares were no longer subject to forfeiture.

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

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Cash and Investments held in Trust Account	$30,188,667	$-	$-	$30,188,667
Liabilities:
Derivative public warrant liabilities	$648,030	$-	$-	$648,030
Derivative private placement warrant liabilities	-	366,541	-	366,541
Forward purchase agreement derivative liability	-	-	235,373	235,373
Total derivative warrant liabilities	$648,030	$366,541	$235,373	$1,249,944

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$245,009,717	$-	$-	$245,009,717
Liabilities:
Derivative public warrant liabilities	$403,310	$-	$-	$403,310
Derivative private placement warrant liabilities	-	228,120	-	228,120
Total derivative warrant liabilities	$403,310	$228,120	$-	$631,430

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants

For the three months ended March 31, 2023 and 2022, the Company recognized a gain/loss resulting from a decrease/increase in the fair value of liabilities of approximately $0.4 million and $4.2 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three months ended March 31, 2022, are summarized as follows:

Derivative warrant liabilities at December 31, 2021 – Level 3	$2,563,530
Change in fair value of derivative warrant liabilities – Level 3	(1,525,370)
Derivative warrant liabilities at March 31, 2022 – Level 3	$1,038,160

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Forward Purchase Agreement Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 16, 2023
	(Initial measurement)	March 31, 2023
Probability of business combination	11.6%	9.6%
Underlying common stock price	$10.20	$10.27
Cash flow discount rate	3.72%	3.60%
Unit purchase price	$10.00	$10.00
Estimated maturity date	11/30/2023	11/30/2023
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) derivative liability:

FPA
Fair value as of March 16, 2023 (initial measurement)	$272,053
Change in fair value	(36,680)
Fair value as of March 31, 2023	$235,373

The changes in the fair value of the forward purchase agreement derivative liability for the three month ended March 31, 2023 and 2022 are $36,680 and $0, respectively.

There were no transfers between fair value levels during the period ended March 31, 2023 and for the year ended December 31, 2022.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 4, 2023, the Company received a letter (the “MVLS Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the last 30 consecutive business days prior to the date of the MVLS Notice, the Company’s Minimum Market Value of Listed Securities (“MVLS”) was less than $35.0 million, which does not meet the requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Staff has provided the Company with 180 calendar days, or until October 3, 2023, to regain compliance with the MVLS Rule. The MVLS Notice has no immediate effect on the listing of the Company’s securities on The Nasdaq Capital Market.

The Sponsor, the holder of our Class B ordinary shares, agreed to convert 6,037,499 of its Class B ordinary shares into Class A ordinary shares which conversion occurred effective as of April 5, 2023. The Company believes the conversion will allow it to regain compliance with the MVLS requirement. In order for the Company to regain compliance with the MVLS Rule, the Company’s MVLS must equal or exceed $35.0 million for at least 10 consecutive trading days however and the Staff must provide written confirmation to the Company to close the matter.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 4, 2023 and May 4, 2023, the Company issued unsecured promissory notes (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The April 4, 2023 note was for the payment received in March 2023 into the Company’s operating account. The Promissory Notes are non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The Promissory Note are subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable.

In connection with the General Meeting, as of March 14, 2023, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 428,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.33 on March 28, 2023. As a result, approximately $4.426 million is due to the redeeming shareholders as of March 31, 2023. The amount was removed from the Trust Account to pay such holders and the 428,699 shares were cancelled in April 2023.

On April 21, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that it failed to comply with the Nasdaq Listing Rules since it had not filed its Form 10-K for the period ended December 31, 2022. The Company was provided with 60 calendar days to submit a plan to regain compliance. Once a plan for compliance is accepted, Nasdaq can grant an exception for up to 180 calendar days to regain compliance. On May 1, 2023, the Company filed its Form 10-K. Additionally, on May 1, 2023, the Company received a letter indicating that Nasdaq had determined that the Company was now in compliance and that the matter was closed.

On May 17, 2023, the Board of Directors appointed Benjamin Rifkin to serve as an independent director of the Company. The Board of Directors also appointed Mr. Rifkin to serve on the Company’s Audit, Nominating & Corporate Governance and Compensation Committees.

On May 24, 2023, the Company received a further letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of it not having timely filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The Nasdaq notification letter provides the Company with 60 calendar days, or until July 24, 2023, to submit a plan to regain compliance in accordance with Nasdaq’s listing requirements. If the Company’s plan is accepted, Nasdaq may grant the Company up to 180 days, or until November 20, 2023, for the Company to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Pane under Nasdaq Listing Rule 5815(a). The Company does not currently expect submission of a compliance plan will be necessary as it anticipates that filing this Form 10-Q prior to the expiration of the 60 day period will be sufficient to fully regain compliance with the Nasdaq continued listing requirements.

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, as described in Note 1, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) third and fourth deposits of $100,000 each into the Trust Account on April 4, 2023 (funds received on March 31, 2023) and May 4, 2023.

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

Extension, redemptions and contributions

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, from February 4, 2023 to September 4, 2023 (such later date, the “extended date”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then-outstanding 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 2,909,170 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding. As of May 25, 2023, there was a total of approximately $26.0 million held in the trust account.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan the first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023, April 4, 2023 and May 4, 2023.

Results of Operations

Our entire activity since November 4, 2020 (inception) through March 31, 2023 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of approximately $650,062, which consisted of approximately $383,000 for a change in the fair value of derivative warrant liabilities and approximately $977,000 of general and administrative expenses, approximately $235,000 of a change in the fair value of the FPA, offset by approximately $945,000 of income from investments held in the Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $3.9 million, which consisted of $4.2 million for a change in the fair value of derivative warrant liabilities, approximately $23,000 of income from investments held in the Trust Account, offset by approximately $300,000 of general and administrative expenses.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $28,000 cash in our operating bank account and working capital deficit of approximately $1.3 million.

Through March 31, 2023, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2023 and December 31, 2022, there was no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, we had no outstanding Working Capital Loans.

Advances from Related Party

For the three months ended March 31, 2023, the Sponsor had advanced the Company $582,540 for working capital purposes, of which $0 was repaid during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $641,821 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) a first, second and third deposits of $100,000 each into the Trust Account on February 4, 2023, March 4, 2023 and April 4, 2023. The Company issued unsecured promissory notes to the Sponsor for $300,000 as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of March 31, 2023, the Company had $300,000 outstanding balance under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2023 and 2022, we incurred expenses under this agreement of $90,000, which are included in general and administrative expenses on the accompanying condensed statements of operations, respectively. As of March 31, 2023 and December 31, 2022, the payable was $60,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets.

In addition, the Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the three months ended March 31, 2023 and 2022, we incurred approximately $582,000 and $11,000 of reimbursable expenses to related parties, included as general and administrative expenses on the accompanying condensed statements of operations.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of March 31, 2023 and December 31, 2022, we recorded $1.1 million in deferred legal fees.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Investments held in Trust Account

Our portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 2,909,170 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of March 31, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At March 31, 2023, the value of the forward purchase derivative liability was $235,373.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net income (loss) per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023, due the material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Management has identified a material weakness in internal controls related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

As noted above, during the quarter ended March 31, 2023, we identified a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. We have implemented remediation steps to improve our internal control over financial reporting, however the remediation plan can only be accomplished over time.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on May 1, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 1, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting related to the accounting for complex financial instruments relating to the Forward Purchase Agreement. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 5th day of June 2023.

NORTHERN REVIVAL ACQUISITION CORPORATION

By:	/s/ Aemish Shah
Name:	Aemish Shah
Title:	Chairman & Chief Executive Officer