Form 10-Q
period 2023-06-30
NORTHERN REVIVAL ACQUISITION Corp
filed 2023-09-01
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of September 1, 2023, a total of 8,517,970 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 1 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NORTHERN REVIVAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash	$6,863	$42,071
Prepaid expenses	336,069	42,517
Total current assets	342,932	84,588
Investments held in Trust Account	26,198,728	245,009,717
Total Assets	$26,541,660	$245,094,305

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$97,789	$19,103
Accrued expenses	1,063,578	4,679
Advances from related party	695,021	59,281
Promissory note – related party	500,000	—
Total current liabilities	2,356,388	83,063
Deferred legal fees	1,067,618	1,067,618
Deferred underwriting commissions	9,056,250	9,056,250
Forward Purchase Agreement derivative liabilities	196,766	—
Derivative warrant liabilities	631,430	631,430
Total liabilities	13,308,452	10,838,361

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 2,480,471 and 24,150,000 shares subject to possible redemption at $10.56 per share at June 30, 2023 and $10.14 at December 31, 2022, respectively	26,098,728	244,909,717

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,037,499 and no non-redeemable shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	604	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 6,037,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	604
Additional paid-in capital	—	—
Accumulated deficit	(12,866,124)	(10,654,377)
Total Shareholders’ Deficit	(12,865,520)	(10,653,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$26,541,660	$245,094,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative expenses	$538,029	$320,181	$1,514,981	$620,580
Loss from operations	(538,029)	(320,181)	(1,514,981)	(620,580)

Other income (expense)
Change in fair value of derivative warrant liabilities	383,141	1,721,190	—	5,878,910
Change in fair value of forward purchase agreement derivative liabilities	38,607	—	(196,766)	—
Income from investments held in Trust Account	236,930	320,137	1,182,334	343,099
Total other income, net	658,678	2,041,327	985,568	6,222,009

Net income (loss)	$120,649	$1,721,146	$(529,413)	$5,601,429

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	2,480,471	24,150,000	5,753,331	24,150,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$0.06	$(0.04)	$0.19

Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	5,772,114	—	2,935,359	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.01	$—	$(0.04)	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	199,039	6,037,500	3,102,141	6,037,500
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.01	$0.06	$(0.04)	$0.19

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,037,500	$604	$—	$(10,654,377)	$(10,653,773)

Net loss	—	—	—	—	—	(650,062)	(650,062)

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,245,404)	(1,245,404)

Balance – March 31, 2023	—	—	6,037,500	604	—	(12,549,843)	(12,549,239)

Conversion of Class B shares to Class A shares	6,037,499	604	(6,037,499)	(604)	—	—	—

Net income	—	—	—	—	—	120,649	120,649

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(436,930)	(436,930)

Balance – June 30, 2023	6,037,499	$604	1	$—	$—	$(12,866,124)	$(12,865,520)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	6,037,500	$604	$—	$(15,619,571)	$(15,618,967)

Net income	—	—	—	—	—	3,880,283	3,880,283

Balance – March 31, 2022	—	—	6,037,500	604	—	(11,739,288)	(11,738,684)

Net income	—	—	—	—	—	1,721,146	1,721,146

Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(269,102)	(269,102)

Balance – June 30, 2022	—	$—	6,037,500	$604	$—	$(10,287,244)	$(10,286,640)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(529,413)	$5,601,429
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Income from investments held in Trust Account	(1,182,334)	(343,099)
Change in fair value of derivative warrant liabilities	—	(5,878,910)
Initial loss on forward purchase agreement derivative liabilities	272,053	—
Change in fair value of forward purchase agreement derivative liabilities	(75,287)	—
Changes in operating assets and liabilities:
Prepaid expenses	(293,552)	101,785
Accounts payable	78,686	—
Accrued expenses	1,058,899	(17,475)
Due to related party	635,740	32,709
Deferred legal fees	—	112,366
Net cash provided by (used in) operating activities	(35,208)	(391,195)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(500,000)	—
Cash withdrawn from trust account for redemptions	220,493,323	—
Net cash provided by investing activities	219,993,323	—

Cash Flows from Financing Activities:
Proceeds from promissory note related party	500,000	—
Redemption of Class A Ordinary Shares	(220,493,323)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(219,993,323)	(70,000)

Net change in cash	(35,208)	(461,195)

Cash - beginning of the period	42,071	867,698
Cash - end of the period	$6,863	$406,503

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$1,682,334	$269,102

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

As of June 30, 2023, the Company had not yet commenced operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Shareholder Meeting, Extension, Redemptions and Trust Deposits

On January 27, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”) to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the Company has to consummate an initial Business Combination from February 4, 2023 to February 4, 2024 or such earlier date as determined by the board. At the Meeting, the Company’s shareholders approved a special resolution for the Extension Proposal, (as described above). The Extension Proposal is described in detail in the Company’s definitive proxy statement filed with the SEC and dated January 6, 2023 and was approved at the Meeting. In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem its ordinary shares. Of the 24,150,000 Class A ordinary shares outstanding with redemption rights, the holders of 21,240,830 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.17. As a result, approximately $216.1 million was removed from the Trust Account to pay such holders.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination by February 4, 2024, or such earlier date as determined by the Company’s Directors, (taking into account the extension, the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

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

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) six deposits of $100,000 each into the Trust Account through June 30, 2023. See Note 10 for subsequent trust deposits and loans.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Annual Meeting of Shareholders

On August 31, 2023, the Company held an annual general meeting of shareholders. At the meeting, the Company’s shareholders vote on and approved the following proposals: (1) the extension proposal — as a special resolution, to amend the company’s charter pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate an initial business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; (2) the net tangible assets (“NTA”) requirement amendment proposal —as a special resolution, to amend the charter pursuant to an amendment to the charter in the form set forth in Annex B of the proxy statement, to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the SEC; (3) the directors proposal — as an ordinary resolution, to reelect two (2) Class I directors to serve until the annual general meeting in 2026 and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and (4) the adjournment proposal — as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal, the NTA requirement amendment proposal, and the directors proposal .

The meeting had been commenced on August 30, 2023 and then immediately adjourned until the following day.

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

Liquidity and going concern

As of June 30, 2023, the Company had approximately $7,000 in its operating bank account and working capital deficit of approximately $2.0 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until February 4, 2024, or such earlier date as determined by its Directors to consummate a Business Combination. It is uncertain that the Company will be able to meet its obligations within the next 12 months or consummate a Business Combination by this time. If a Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

On August 31, 2023, the Company held an annual general meeting of shareholders. At the meeting, the Company’s shareholders voted on and approved the following proposals: (1) the extension proposal — as a special resolution, to amend the company’s charter pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate an initial business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; (2) the NTA requirement amendment proposal —as a special resolution, to amend the charter pursuant to an amendment to the charter in the form set forth in Annex B of the proxy statement, to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the SEC; (3) the directors proposal — as an ordinary resolution, to reelect two (2) Class I directors to serve until the annual general meeting in 2026 and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and (4) the adjournment proposal — as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal, the NTA requirement amendment proposal, and the directors proposal.

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or completing the business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Investments held in Trust Account

The funds in the trust account, since the Company’s Initial Public Offering, was held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), the Company’s has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of June 30, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants (See Note 10). As of June 30, 2023 and December 31, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At June 30, 2023, the value of the forward purchase derivative liability was $196,766.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 2,480,471 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares	$35,409	$1,369,189	$(257,913)	$4,473,415
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	2,480,471	24,150,000	5,753,331	24,150,000
Basic and diluted net (loss) income per share	$0.01	$0.06	$(0.04)	$0.19

Class A Ordinary Shares
Numerator: Net (loss) income allocable to Class A ordinary shares	82,398	—	(132,000)	—
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	5,772,114	—	2,935,359	—
Basic and diluted net (loss) income per share	$0.01	$—	$(0.04)	$—

Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class B ordinary shares	2,841	342,297	(139,501)	1,118,354
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	199,039	6,037,500	3,102,141	6,037,500
Basic and diluted net (loss) income per share	$0.01	$0.06	$(0.04)	$0.19

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the six months ended June 30, 2023, the Sponsor had advanced the Company $635,740 for working capital purposes, of which $0 was repaid during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $695,021 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) five deposits of $100,000 each into the Trust Account by June 30, 2023. The Company issued unsecured promissory notes to the Sponsor for $500,000 as extension loans as of June 30, 2023 since the funds were received in the Company operating account as of such date. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of June 30, 2023, the Company had $500,000 outstanding balance under these notes.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and six months ended June 30, 2023, the Company incurred expenses under this agreement of $90,000 and $180,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred expenses under this agreement of $90,000 and $180,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. As of June 30, 2023 and December 31, 2022, the payable was $150,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets, respectively.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2023 and December 31, 2022, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheets.

Nasdaq Letters

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

On May 24, 2023, the Company received a further letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of it not having timely filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. The Nasdaq notification letter provides the Company with 60 calendar days, or until July 24, 2023, to submit a plan to regain compliance in accordance with Nasdaq’s listing requirements. If the Company’s plan is accepted, Nasdaq may grant the Company up to 180 days, or until November 20, 2023, for the Company to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Pane under Nasdaq Listing Rule 5815(a). The Company did not expect submission of a compliance plan would be necessary and it filed this Form 10-Q on June 6, 2023, prior to the expiration of the 60 day period.

On August 8, 2023, the Company received a letter from Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the staff has determined that for the last 11 consecutive business days, from July 10, 2023 to August 8, 2023, the Company’s MVLS has been $35 million or greater and accordingly, the Company has regained compliance with the MVLS rule. This matter is now closed.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,480,471 and 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of June 30, 2023 and December 31, 2022, Class A ordinary shares reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,409,717
Class A ordinary shares subject to possible redemption at December 31, 2022	244,909,717
Less:
Redemption	(220,493,323)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,182,334
Increase in extension deposit to Class A ordinary shares subject to redemption	500,000
Class A ordinary shares subject to possible redemption at June 30, 2023	$26,098,728

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,480,471 and 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively. See Note 8.

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

On March 16, 2023, shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association permitting the conversion of Class B shares to Class A ordinary shares prior to an initial Business Combination at the option of the holder.

On April 5, 2023, Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Such shares do not have redemption rights. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding. At June 30, 2023, there were 8,517,970 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$26,198,728	$—	$—	$26,198,728
Liabilities:
Derivative public warrant liabilities	$403,310	$—	$—	$403,310
Derivative private placement warrant liabilities	—	228,120	—	228,120
Forward purchase agreement derivative liability	—	—	196,766	196,766
Total derivative warrant liabilities	$403,310	$228,120	$196,766	$828,196

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$245,009,717	$—	$—	$245,009,717
Liabilities:
Derivative public warrant liabilities	$403,310	$—	$—	$403,310
Derivative private placement warrant liabilities	—	228,120	—	228,120
Total derivative warrant liabilities	$403,310	$228,120	$—	$631,430

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants

For the three and six months ended June 30, 2023, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $0.4 million and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three and six months ended June 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $1.7 million and $5.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three and six months ended June 30, 2022, are summarized as follows:

Derivative warrant liabilities at December 31, 2021 – Level 3	$2,563,530
Change in fair value of derivative warrant liabilities – Level 3	(1,525,370)
Derivative warrant liabilities at March 31, 2022 – Level 3	1,038,160
Change in fair value of derivative warrant liabilities – Level 3	(618,340)
Derivative warrant liabilities at June 30, 2022 – Level 3	$419,820

Forward Purchase Agreement Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 16, 2023
	(Initial measurement)	June 30, 2023
Probability of business combination	11.6%	11.0%
Underlying ordinary share price	$10.20	$10.52
Cash flow discount rate	3.72%	4.13%
Unit purchase price	$10.00	$10.00
Estimated maturity date	11/30/2023	11/30/2023
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) derivative liability:

FPA
Fair value as of March 16, 2023 (initial measurement)	$272,053
Change in fair value	(36,680)
Fair value as of March 31, 2023	235,373
Change in fair value	(38,607)
Fair value as of June 30, 2023	$196,766

The changes in the fair value of the forward purchase agreement derivative liability for the three and six month ended June 30, 2023 are $38,607 and $75,287, respectively. No changes in the fair value of the forward purchase agreement derivative liability for the three and six month ended June 30, 2022.

There were no transfers between fair value levels during the period ended June 30, 2023 and for the year ended December 31, 2022.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statement, except as described below:

On July 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The July 4, 2023 note was for the payment received in July 2023 into the Company’s operating account. The July 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The July 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the July 4, 2023 note to become immediately due and payable.

On August 31, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The August 31, 2023 note was for the payment received in August 2023 into the Company’s operating account. The August 31, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The August 31, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the August 31, 2023 note to become immediately due and payable.

On August 31, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $61,928. The August 31, 2023 note was for the payment received in August 2023 into the Company’s operating account. The August 31, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The August 31, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the August 31, 2023 note to become immediately due and payable.

On August 8, 2023, the Company received a letter from Listing Qualifications Department of the Nasdaq Stock Market LLC notifying the Company that the staff has determined that for the last 11 consecutive business days, from July 10, 2023 to August 8, 2023, the Company’s MVLS has been $35 million or greater and accordingly, the Company has regained compliance with the MVLS rule. This matter is now closed.

On August 16, 2023, the Board of Directors of the Company appointed Aimée R. Christensen a director of the Company. Ms. Christensen has been determined by the Board to be an independent director under the listing rules of the Nasdaq Stock Market. There are no arrangements or understandings pursuant to which Ms. Christensen was selected. Further Ms. Christensen has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On August 31, 2023, the Company held an annual general meeting of shareholders. At the meeting, the Company’s shareholders voted on and approved the following proposals: (1) the extension proposal — as a special resolution, to amend the company’s charter pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate an initial business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; (2) the NTA requirement amendment proposal —as a special resolution, to amend the charter pursuant to an amendment to the charter in the form set forth in Annex B of the proxy statement, to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the SEC; (3) the directors proposal — as an ordinary resolution, to reelect two (2) Class I directors to serve until the annual general meeting in 2026 and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and (4) the adjournment proposal — as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal, the NTA requirement amendment proposal, and the directors proposal.

The meeting had been commenced on August 30, 2023 and then immediately adjourned until the following day.

Trust Deposit

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) a sixth deposit of $100,000 into the Trust Account in July 2023.

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

Upon the closing of the Initial Public Offering and the Private Placement, $241.5 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and initially invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete an Initial Business Combination by February 4, 2024, or such earlier date as determined by the Company’s Directors unless a further extension is approved by the shareholders,, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Departure and appointment of certain officers and directors; name change and Class B conversion

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

On May 17, 2023, the Board of Directors (of the Company appointed Benjamin Rifkin a director of the Company. The Board also appointed Mr. Rifkin to serve on the Company’s Compensation, Nominating & Corporate Governance and Audit Committees. Mr. Rifkin has been determined by the Board to be an independent director and meet the requirements to serve on the Company’s Compensation, Nominating & Corporate Governance and Audit Committees under the listing rules of the Nasdaq Stock Market. There are no arrangements or understandings pursuant to which Mr. Rifkin was selected. Further Mr. Rifkin has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

On August 16, 2023, the Board of Directors of the Company appointed Aimée R. Christensen a director of the Company. Ms. Christensen has been determined by the Board to be an independent director under the listing rules of the Nasdaq Stock Market. There are no arrangements or understandings pursuant to which Ms. Christensen was selected. Further Ms. Christensen has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then-outstanding 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 2,909,170 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding. As of June 30, 2023, there was a total of approximately $26.0 million held in the trust account.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan five deposits of $100,000 each into the Trust Account by June 30, 2023.

Annual Meeting of Shareholders

On August 31, 2023, the Company held an annual general meeting of shareholders. At the meeting, the Company’s shareholders voted on and approved the following proposals: (1) the extension proposal — as a special resolution, to amend the company’s charter pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate an initial business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; (2) the NTA requirement amendment proposal —as a special resolution, to amend the charter pursuant to an amendment to the charter in the form set forth in Annex B of the proxy statement, to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the SEC; (3) the directors proposal — as an ordinary resolution, to reelect two (2) Class I directors to serve until the annual general meeting in 2026 and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and (4) the adjournment proposal — as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal, the NTA requirement amendment proposal, and the directors proposal.

The meeting had been commenced on August 30, 2023 and then immediately adjourned until the following day..

Results of Operations

Our entire activity since November 4, 2020 (inception) through June 30, 2023 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of approximately $121,000, which consisted of approximately $383,000 resulting from a change in the fair value of derivative warrant liabilities, approximately $39,000 resulting from a change in the fair value of the FPA and approximately $237,000 of income from investments held in the Trust Account, offset by approximately $538,000 of general and administrative expenses.

For the three months ended June 30, 2022, we had net income of approximately $1,721,000, which consisted of approximately $1,721,000 resulting from a change in the fair value of derivative warrant liabilities and approximately $320,000 of general and administrative expenses, offset by approximately $320,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2023, we had a net loss of approximately $529,000, resulting from approximately $1,515,000 of general and administrative expenses and approximately $197,000 resulting from a decrease in the fair value of the FPA, offset by approximately $1.2 million of income from investments held in the Trust Account.

For the six months ended June 30, 2022, we had net income of approximately $5.6 million, which consisted of $5.9 million from a change in the fair value of derivative warrant liabilities and approximately $343,000 of income from investments held in the Trust Account, offset by approximately $621,000 of general and administrative expenses, offset by.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $7,000 cash in our operating bank account and working capital deficit of approximately $2.0 million.

Through June 30, 2023, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2023 and December 31, 2022, there was no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the six months ended June 30, 2023, the Sponsor had advanced the Company $635,740 for working capital purposes, of which $0 was repaid during the six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $695,021 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) five deposits of $100,000 each into the Trust Account by June 30, 2023. The Company issued unsecured promissory notes to the Sponsor for $500,000 as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of June 30, 2023, the Company had $500,000 outstanding balance under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and six months ended June 30, 2023, the Company incurred expenses under this agreement of $90,000 and $180,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. For the three and six months ended June 30, 2022, the Company incurred expenses under this agreement of $90,000 and $180,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. As of June 30, 2023 and December 31, 2022, the payable was $150,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets, respectively.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of June 30, 2023 and December 31, 2022, we recorded $1.1 million in deferred legal fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 2,480,471 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of June 30, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At June 30, 2023, the value of the forward purchase derivative liability was $196,766.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, due to a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

As noted above, during the quarter ended June 30, 2023, we identified a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. We have implemented remediation steps to improve our internal control over financial reporting, however the remediation plan can only be accomplished over time.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of September 2023.

NORTHERN REVIVAL ACQUISITION CORPORATION

By:	/s/ Aemish Shah
Name:	Aemish Shah
Title:	Chairman & Chief Executive Officer

By:	/s/ Manpreet Singh
Name:	Manpreet Singh
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)