Form 10-Q
period 2023-09-30
NORTHERN REVIVAL ACQUISITION Corp
filed 2023-11-29
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 28, 2023, a total of 7,947,743 shares of Class A ordinary shares, par value $0.0001 per share, and a total of 1 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

NORTHERN REVIVAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash	$2,953	$42,071
Prepaid expenses	189,167	42,517
Total current assets	192,120	84,588
Cash held in Trust Account	20,587,083	245,009,717
Total Assets	$20,779,203	$245,094,305

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$202,549	$19,103
Accrued expenses	1,294,961	4,679
Advances from related party	791,322	59,281
Promissory note – related party	819,236	—
Total current liabilities	3,108,068	83,063
Deferred legal fees	1,067,618	1,067,618
Deferred underwriting commissions	—	9,056,250
Forward Purchase Agreement derivative liabilities	66,026	—
Derivative warrant liabilities	328,950	631,430
Total liabilities	4,570,662	10,838,361

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 1,910,244 and 24,150,000 shares subject to possible redemption at $10.72 per share at September 30, 2023 and $10.14 at December 31, 2022, respectively	20,487,083	244,909,717

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,037,499 and no non-redeemable shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	604	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 6,037,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	604
Additional paid-in capital	—	—
Accumulated deficit	(4,279,146)	(10,654,377)
Total Shareholders’ Deficit	(4,278,542)	(10,653,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$20,779,203	$245,094,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$645,185	$283,557	$2,160,166	$904,137
Loss from operations	(645,185)	(283,557)	(2,160,166)	(904,137)

Other income (expense)
Change in fair value of derivative warrant liabilities	302,480	580,180	302,480	6,459,090
Change in fair value of forward purchase agreement derivative liabilities	130,740	—	(66,026)	—
Reduction in deferred underwriter fee payable	524,538	—	524,538	—
Income from cash held in Trust Account	243,735	1,097,440	1,426,069	1,440,539
Total other income, net	1,201,493	1,677,620	2,187,061	7,899,629

Net income	$556,308	$1,394,063	$26,895	$6,995,492

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	2,375,103	24,150,000	4,600,858	24,150,000
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.05	$—	$0.23

Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	6,037,499	—	3,980,769	—
Basic and diluted net income per share, Class A ordinary shares	$0.07	$—	$—	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	1	6,037,500	2,056,731	6,037,500
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.05	$—	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	—	$—	6,037,500	$604	$—	$(10,654,377)	$(10,653,773)
Net loss	—	—	—	—	—	(650,062)	(650,062)
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,245,404)	(1,245,404)

Balance – March 31, 2023 (unaudited)	—	—	6,037,500	604	—	(12,549,843)	(12,549,239)
Conversion of Class B shares to Class A shares	6,037,499	604	(6,037,499)	(604)	—	—	—
Net income	—	—	—	—	—	120,649	120,649
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(436,930)	(436,930)

Balance – June 30, 2023 (unaudited)	6,037,499	$604	1	$—	$—	$(12,866,124)	$(12,865,520)
Net income	—	—	—	—	—	556,308	556,308
Reduction of underwriting fee payable	—	—	—	—	—	8,531,712	8,531,712
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(501,042)	(501,042)

Balance – September 30, 2023 (unaudited)	6,037,499	$604	1	$—	$—	$(4,279,146)	$(4,278,542)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)
Net income	-	-	-	-	-	3,880,283	3,880,283
Balance - March 31, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(11,739,288)	$(11,738,684)
Net income	-	-	-	-	-	1,721,146	1,721,146
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(269,102)	(269,102)
Balance - June 30, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(10,287,244)	$(10,286,640)
Net income	-	-	-	-	-	1,394,063	1,394,063
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,097,439)	(1,097,439)
Balance - September 30, 2022 (unaudited)	-	$-	6,037,500	$604	$-	$(9,990,620)	$(9,990,016)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$26,895	$6,995,492
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash held in Trust Account	(1,426,069)	(1,440,539)
Change in fair value of derivative warrant liabilities	(302,480)	(6,459,090)
Initial loss on forward purchase agreement derivative liabilities	272,053	—
Change in fair value of forward purchase agreement derivative liabilities	(206,027)	—
Reduction in deferred underwriter fee payable	(524,538)	—
Changes in operating assets and liabilities:
Prepaid expenses	(146,650)	188,328
Accounts payable	183,445	15,000
Accrued expenses	1,290,283	(47,400)
Due to related party	732,041	22,054
Deferred legal fees	—	135,706
Net cash used in operating activities	(101,047)	(590,449)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extensions	(757,307)	—
Cash withdrawn from Trust account for redemptions	226,606,010	—
Net cash provided by investing activities	225,848,703	—

Cash Flows from Financing Activities:
Proceeds from promissory note related party	819,236	—
Redemption of Class A Ordinary Shares	(226,606,010)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(225,786,774)	(70,000)

Net change in cash	(39,118)	(660,449)

Cash - beginning of the period	42,071	867,698
Cash - end of the period	$2,953	$207,249

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,183,376	$1,366,541

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

As of September 30, 2023, the Company had not yet commenced operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 570,227 of the Company’s ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.72 per share, for an aggregate of approximately $6.1 million on September 13, 2023.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and one deposit of $57,307 into the Trust Account through September 30, 2023, totaling $757,307 extending the business combination date to February 4, 2024.

Proposed Business Combination

On March 20, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with its Sponsor, Braiin Limited, an Australian public company limited by shares (“Braiin”), and certain Braiin shareholders (the “Braiin Supporting Shareholders”) who collectively own 100% of the outstanding ordinary shares of Braiin (the “Braiin Shares”). Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin (the “Business Combination”) will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC (the “Class A Ordinary Shares”) with an aggregate value of $190 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec Holdings Ltd., an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. (“PowerTec”). Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” Reference to NRAC after giving effect to the Business Combination, as “New Braiin.”

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

On October 1, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) by and among NRAC, the Sponsor, Braiin, Braiin Holdings Ltd., a Cayman Islands exempted company (“PubCo”) and wholly owned subsidiary of NRAC, and Braiin Supporting Shareholders. Pursuant to the terms of the Amended and Restated Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Amended and Restated Business Combination Agreement by the shareholders of NRAC, NRAC will merge with and into PubCo and wholly owned subsidiary of NRAC with PubCo remaining as the surviving publicly traded entity (the ”Initial Business Combination”); and (ii) a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Ordinary Shares, par value $1.00 per share, of PubCo (the “PubCo Ordinary Shares”) with an aggregate value of $572 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, it is anticipated that Braiin will acquire PowerTec and Vega Global Technologies Pty Ltd., an Australian agricultural technology company (“Vega”). Following the Share Exchange, Braiin will continue as a subsidiary of PubCo. Reference to PubCo after giving effect to the Business Combination, as “New Braiin.”

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Fees Waivers

On August 7, 2023, Stifel, Nicolaus & Company (“Stifel”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $4,980,938 owed or payable to Stifel pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, the Company recognized $288,496 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $4,692,442 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

On September 27, 2023, William Blair & Company (“Blair”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Blair pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, the Company recognized $118,021 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $1,919,635 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

On September 29, 2023, Oppenheimer & Co., Inc. (“Oppenheimer”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Oppenheimer pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”). As a result, the Company recognized $118,021 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $1,919,635 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements (see Note 6).

Liquidity and going concern

As of September 30, 2023, the Company had approximately $3,000 in its operating bank account and working capital deficit of approximately $2.9 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2023 and December 31, 2022, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflicts in Ukraine and Israel and their respective surrounding regions on the industry and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or completing the business combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in U.S. dollars and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Cash held in Trust Account

The funds in the trust account, since the Company’s Initial Public Offering, was held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), the Company’s has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At September 30, 2023, all of the assets held in the Trust Account were held in cash. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of September 30, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants (See Note 10). As of September 30, 2023 and December 31, 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At September 30, 2023, the value of the forward purchase derivative liability was $66,026.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 1,910,244 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Class A Ordinary Shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares	$157,061	$1,115,250	$11,631	$5,596,393
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	2,375,103	24,150,000	4,600,858	24,150,000
Basic and diluted net income per share	$0.07	$0.05	$—	$0.23

Class A Ordinary Shares
Numerator: Net income allocable to Class A ordinary shares	399,247	—	10,064	—
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	6,037,499	—	3,980,769	—
Basic and diluted net income per share	$0.07	$—	$—	$—

Class B Ordinary Shares
Numerator: Net income allocable to Class B ordinary shares	—	278,813	5,200	1,399,098
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	1	6,037,500	2,056,731	6,037,500
Basic and diluted net income per share	$0.07	$0.05	$—	$0.23

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. This standard is not expected to have a material impact on the Company’s balance sheet, statement of operations or statement of cash flows.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,553,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $6.8 million. On February 4, 2021, the day of issuance, the fair value of the Private Placement warrants was approximately $6.7 million compared to the gross proceeds received of approximately $6.8 million, therefore, an excess of approximately $85,000 cash was received over the fair value of the Private Placement warrants. The excess in cash received over the fair value of the Private Placement warrants is recorded as additional paid in capital on the statement of changes in shareholders’ deficit at March 31, 2021.

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

On April 5, 2023, shareholders holding all of the issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis to meet listing requirements (see Note 9).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the nine months ended September 30, 2023, the Sponsor had advanced the Company $732,041 for working capital purposes, of which $0 was repaid during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $791,322 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each and one deposit of $57,307 into the Trust Account by September 30, 2023. The Company issued unsecured promissory notes to the Sponsor for $819,236 as extension loans as of September 30, 2023 since the funds were received in the Company operating account as of such date. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of September 30, 2023, the Company had $819,236 outstanding balance under these notes.

On February 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The February 4, 2023 note was for the payment received in February 2023 into the Company’s operating account. The February 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The February 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the February 4, 2023 note to become immediately due and payable.

On March 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The March 4, 2023 note was for the payment received in March 2023 into the Company’s operating account. The March 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The March 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the March 4, 2023 note to become immediately due and payable.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On April 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The April 4, 2023 note was for the payment received in April 2023 into the Company’s operating account. The April 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The April 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the April 4, 2023 note to become immediately due and payable.

On May 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The May 4, 2023 note was for the payment received in May 2023 into the Company’s operating account. The May 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The May 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the May 4, 2023 note to become immediately due and payable.

On June 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The June 4, 2023 note was for the payment received in June 2023 into the Company’s operating account. The June 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The June 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the June 4, 2023 note to become immediately due and payable.

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

On September 1, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $57,307. The September 1, 2023 note was for the payment received in September 2023 into the Company’s operating account. The September 1, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The September 1, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the September 1, 2023 note to become immediately due and payable.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and nine months ended September 30, 2023, the Company incurred expenses under this agreement of $90,000 and $270,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred expenses under this agreement of $90,000 and $270,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. As of September 30, 2023 and December 31, 2022, the payable was $240,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets, respectively.

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

On August 7, 2023, Stifel agreed to waive its entitlement to the deferred underwriting commissions of $4,980,938 owed or payable to Stifel in accordance with the Underwriting Agreement. As a result, the Company recognized $288,496 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $4,692,442 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

On September 27, 2023, Blair agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Blair in accordance with the Underwriting Agreement. As a result, the Company recognized $118,021 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $1,919,635 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

On September 29, 2023, Oppenheimer agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Oppenheimer in accordance with the Underwriting Agreement. As a result, the Company recognized $118,021 of other income attributable to the derecognition of deferred underwriting fees allocated to offering costs and $1,919,635 was recorded to retained earnings in relation to the waiver of the deferred underwriting discount in the accompanying financial statements.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of September 30, 2023 and December 31, 2022, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheets.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2023 and December 31, 2022, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,910,244 and 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of September 30, 2023 and December 31, 2022, Class A ordinary shares reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,409,717
Class A ordinary shares subject to possible redemption at December 31, 2022	244,909,717
Less:
Redemption	(226,606,011)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,426,070
Increase in extension deposit to Class A ordinary shares subject to redemption	757,307
Class A ordinary shares subject to possible redemption at September 30, 2023	$20,487,083

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1,910,244 and 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively. See Note 8.

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

On April 5, 2023, Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Such shares do not have redemption rights. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding. At September 30, 2023, there were 8,517,970 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$210,110	$—	$—	$210,110
Derivative private placement warrant liabilities	—	118,840	—	118,840
Forward purchase agreement derivative liability	—	—	66,026	66,026
Total derivative warrant liabilities	$210,110	$118,840	$66,026	$394,376

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$245,009,717	$—	$—	$245,009,717
Liabilities:
Derivative public warrant liabilities	$403,310	$—	$—	$403,310
Derivative private placement warrant liabilities	—	228,120	—	228,120
Total derivative warrant liabilities	$403,310	$228,120	$—	$631,430

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022 through September 30, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants

For the three and nine months ended September 30, 2023, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $302,000 presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three and nine months ended September 30, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $580,000 and $6.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the three and nine months ended September 30, 2022, are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,530
Change in fair value of derivative warrant liabilities - Level 3	(1,525,370)
Derivative warrant liabilities at March 31, 2022 - Level 3	$1,038,160
Change in fair value of derivative warrant liabilities - Level 3	(618,340)
Derivative warrant liabilities at June 30, 2022 - Level 3	$419,820
Change in fair value of derivative warrant liabilities - Level 3	(213,100)
Derivative warrant liabilities at September 30, 2022 - Level 3	$206,720

Forward Purchase Agreement Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 16, 2023 (Initial measurement)	September 30, 2023
Probability of business combination	11.6%	11.7%
Underlying ordinary share price	$10.20	$10.81
Cash flow discount rate	3.72%	4.60%
Unit purchase price	$10.00	$10.00
Estimated maturity date	11/30/2023	02/28/2024
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement (“FPA”) derivative liability:

FPA
Fair value as of March 16, 2023 (initial measurement)	$272,053
Change in fair value	(36,680)
Fair value as of March 31, 2023	235,373
Change in fair value	(38,607)
Fair value as of June 30, 2023	196,766
Change in fair value	(130,740)
Fair value as of September 30, 2023	$66,026

The changes in the fair value of the forward purchase agreement derivative liability for the three and nine month ended September 30, 2023 are $130,740 and $66,026, respectively.

There were no transfers between fair value levels during the period ended September 30, 2023 and for the year ended December 31, 2022.

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

On October 1, 2023, the Company entered into an Amended and Restated Business Combination Agreement by and among the Company, the Sponsor, Braiin, Braiin Holdings Ltd., a Cayman Islands exempted company and wholly owned subsidiary of NRAC, and Braiin Supporting Shareholders. Pursuant to the terms of the Amended and Restated Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Amended and Restated Business Combination Agreement by the shareholders of NRAC, NRAC will merge with and into PubCo and wholly owned subsidiary of NRAC with PubCo remaining as the surviving publicly traded entity (the ”Initial Business Combination”); and (ii) a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Ordinary Shares, par value $1.00 per share, of PubCo (the “PubCo Ordinary Shares”) with an aggregate value of $572 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, it is anticipated that Braiin will acquire PowerTec and Vega Global Technologies Pty Ltd., an Australian agricultural technology company (“Vega”). Following the Share Exchange, Braiin will continue as a subsidiary of PubCo. We refer to PubCo after giving effect to the Business Combination, as “New Braiin.”

Trust Deposits

On October 1, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $57,307. The October 1, 2023 payment was received into the Company’s operating account. The October 1, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The October 1, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the October 1, 2023 note to become immediately due and payable.

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and two deposits of $57,307 into the Trust Account through October 25, 2023 totaling $814,614.

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

If we are unable to complete an Initial Business Combination by September 4, 2023, and further extend to February 4, 2024, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Proposed Business Combination

On March 20, 2023, we entered into the Business Combination Agreement with our Sponsor, Braiin and the Braiin Supporting Shareholders who collectively own 100% of the outstanding ordinary shares of Braiin. Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC with an aggregate value of $190 million. The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec, an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. Following the Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” Reference to NRAC after giving effect to the Business Combination, as “New Braiin.”

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

On October 1, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) by and among NRAC, the Sponsor, Braiin, Braiin Holdings Ltd., a Cayman Islands exempted company (“PubCo”) and wholly owned subsidiary of NRAC, and Braiin Supporting Shareholders. Pursuant to the terms of the Amended and Restated Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Amended and Restated Business Combination Agreement by the shareholders of NRAC, NRAC will merge with and into PubCo and wholly owned subsidiary of NRAC with PubCo remaining as the surviving publicly traded entity (the ”Initial Business Combination”); and (ii) a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Ordinary Shares, par value $1.00 per share, of PubCo (the “PubCo Ordinary Shares”) with an aggregate value of $572 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, it is anticipated that Braiin will acquire PowerTec and Vega Global Technologies Pty Ltd., an Australian agricultural technology company (“Vega”). Following the Share Exchange, Braiin will continue as a subsidiary of PubCo. Reference to PubCo after giving effect to the Business Combination, as “New Braiin.”

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

In connection with the solicitation of proxies in connection with the Extension Amendment, holders of 21,240,830 Class A ordinary shares of our then-outstanding 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 2,909,170 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding. As of September 30, 2023, there was a total of approximately $20.6 million held in the trust account.

On March 16, 2023, we held an extraordinary general meeting of shareholders (the “General Meeting”) to vote on a special resolution to amend our Amended and Restated Memorandum of Association to change the name to the Company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation and to amend the charter to change certain provisions which restrict our Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both proposals were approved (the “Conversion Proposal”). The submission of the Conversion Proposal entitled holders of our Class A Ordinary Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 428,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.33 on March 28, 2023. The amount was removed from the Trust Account to pay such holders and the 428,699 shares were cancelled in April 2023. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding.

On August 31, 2023, the Company held an annual general meeting of shareholders. At the meeting, the Company’s shareholders voted on and approved the following proposals: (1) the extension proposal — as a special resolution, to amend the company’s charter pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate an initial business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; (2) the NTA requirement amendment proposal — as a special resolution, to amend the charter pursuant to an amendment to the charter in the form set forth in Annex B of the proxy statement, to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the SEC; (3) the directors proposal — as an ordinary resolution, to reelect two (2) Class I directors to serve until the annual general meeting in 2026 and until their respective successors have been duly elected and qualified or until his or her earlier resignation, removal or death; and (4) the adjournment proposal — as an ordinary resolution, to approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal, the NTA requirement amendment proposal, and the directors proposal.

In connection with the approval of the Extension Amendment at the Extraordinary General Meeting, holders of 570,227 of the Company’s ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.72 per share, for an aggregate of approximately $6.1 million.

As previously disclosed in connection with the solicitation of proxies for the Extension Proposal, the Sponsor has indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination. Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the company’s Amended and Restated Memorandum and Articles of Association (“Charter”). The Sponsor contributed to the Company as a loan five deposits of $100,000 each into the Trust Account by September 30, 2023.

Underwriting Fee Waivers

On August 7, 2023, Stifel, Nicolaus & Company (“Stifel”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $4,980,938 owed or payable to Stifel pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”).

On September 27, 2023, William Blair & Company (“Blair”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Blair pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”).

On September 29, 2023, Oppenheimer & Co., Inc. (“Oppenheimer”), an underwriter of the Initial Public Offering, agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Oppenheimer pursuant to the underwriting agreement for the Initial Public Offering (the “Underwriting Agreement”).

Results of Operations

Our entire activity since November 4, 2020 (inception) through September 30, 2023 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of approximately $556,000, which consisted of approximately $302,000 resulting from a change in the fair value of derivative warrant liabilities, approximately $131,000 resulting from a change in the fair value of the forward purchase agreement, approximately $525,000 of reduction of underwriting fee payable, and approximately $244,000 of income from investments held in the Trust Account, offset by approximately $645,000 of general and administrative expenses.

For the three months ended September 30, 2022, we had net income of approximately $1.4 million, which consisted of $580,000 for a change in the fair value of derivative warrant liabilities, approximately $1.1 million of income from investments held in the Trust Account, offset by approximately $284,000 of general and administrative expenses.

For the nine months ended September 30, 2023, we had a net income of approximately $27,000, resulting from approximately $2 million of general and administrative expenses, approximately $525,000 of reduction of underwriting fee payable and approximately $66,000 resulting from a decrease in the fair value of the FPA, offset by approximately $1.4 million of income from investments held in the Trust Account and approximately $302,000 resulting from a change in the fair value of derivative warrant liabilities.

For the nine months ended September 30, 2022, we had net income of approximately $7.0 million, which consisted of $6.5 million for a change in the fair value of derivative warrant liabilities, approximately $1.4 million of income from investments held in the Trust Account, offset by approximately $904,000 of general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2023, we had approximately $3,000 cash in our operating bank account and working capital deficit of approximately $2.9 million.

Through September 30, 2023, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2023 and December 31, 2022, there was no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until February 4, 2024, or such earlier date as determined by our Directors to consummate an Initial Business Combination. It is uncertain that we will be able to meet its obligations within the next 12 months or consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

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

On April 5, 2023, shareholders holding all of the issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis to meet listing requirements.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the nine months ended September 30, 2023, the Sponsor had advanced the Company $732,041 for working capital purposes, of which $0 was repaid during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the outstanding balance under the advances amounted to $791,322 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and two deposits of $57,307 into the Trust Account by September 30, 2023. The Company issued unsecured promissory notes to the Sponsor for $757,307 as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of September 30, 2023, the Company had $819,236 outstanding balance under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and nine months ended September 30, 2023, the Company incurred expenses under this agreement of $90,000 and $270,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. For the three and nine months ended September 30, 2022, the Company incurred expenses under this agreement of $90,000 and $270,000, which are included in general and administrative expenses on the accompanying condensed statements of operations. As of September 30, 2023 and December 31, 2022, the payable was $240,000 and $0, of which is included in accrued expenses in the accompanying condensed balance sheets, respectively.

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

On August 7, 2023, Stifel agreed to waive its entitlement to the deferred underwriting commissions of $4,980,938 owed or payable to Stifel pursuant to the Underwriting Agreement.

On September 27, 2023, Blair agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Blair pursuant to the Underwriting Agreement.

On September 27, 2023, Oppenheimer agreed to waive its entitlement to the deferred underwriting commissions of $2,037,656 owed or payable to Oppenheimer pursuant to the Underwriting Agreement.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of September 30, 2023 and December 31, 2022, we recorded $1.1 million in deferred legal fees.

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

Cash held in Trust Account

The funds in the trust account, since our Initial Public Offering was held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. At September 30, 2023, all of the assets held in the Trust Account were held in cash. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 1,910,244 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At September 30, 2023, the value of the forward purchase derivative liability was $66,026.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. For smaller reporting entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. This standard is not expected to have a material impact on the Company’s balance sheet, statement of operations or statement of cash flows.

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. The Company lacks the controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of September 30, 2023, the material weaknesses had not been remediated.

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Our ability to consummate a Business Combination, and the target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the consummation of our Business Combination and the operations of the target business with which we may ultimately consummate a Business Combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section and in our other public filings. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of the target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 29 day of November 2023.

NORTHERN REVIVAL ACQUISITION CORPORATION

By:	/s/ Aemish Shah
Name:	Aemish Shah
Title:	Chairman & Chief Executive Officer

By:	/s/ Manpreet Singh
Name:	Manpreet Singh
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)