Form 10-K
period 2023-12-31
NORTHERN REVIVAL ACQUISITION Corp
filed 2024-07-23
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2023, as reported on The Nasdaq Stock Market, was $26,094,554.92 (based on the closing sales price of the Class A ordinary shares on June 30, 2023 of $10.52).

As of July 22, 2024, there were 7,762,809 of the Registrant’s Class A ordinary shares and one share of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NORTHERN REVIVAL ACQUISITION CORPORATION

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

●	our potential ability to obtain additional financing to complete our Initial Business Combination;

●	our pool of prospective target businesses in the technology industry and the effects on these sectors of broader economic trends, including the effects of the ongoing COVID -19 pandemic;

●	the ability of our directors and officers to generate a number of potential business combination opportunities;

●	the delisting of our securities from Nasdaq or an inability to have our securities listed on Nasdaq following a business combination;

●	potential change in control if we acquire one or more target businesses for stock;

●	our ability to consummate an Initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic;

●	the ability of our directors and officers to generate potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; and

●	the other risk and uncertainties discussed in our other filings with the Securities and Exchange Commission (the “SEC”).

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

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated in November 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). We have entered into a definitive agreements with a specific Initial Business Combination target.

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

We consummated our Initial Public Offering on February 4, 2021. As of December 31, 2023, we had not yet commenced operations. All activity for the period from November 4, 2020 (inception) through December 31, 2023 related to our formation and the Initial Public Offering, and since the Initial Public Offering, the search for a prospective Initial Business Combination. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

If we are unable to complete an Initial Business Combination prior to August 4, 2024 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Recent Developments

Proposed Business Combination

On March 20, 2023, we entered into a Business Combination Agreement (the “Original Business Combination Agreement”) with our Sponsor, Braiin Limited, an Australian public company limited by shares (“Braiin”), and certain Braiin shareholders (the “Braiin Supporting Shareholders”) who collectively own 100% of the outstanding ordinary shares of Braiin (the “Braiin Shares”). Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin (the “Business Combination”) will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC (the “Class A Ordinary Shares”) with an aggregate value of $190 million (the “Original Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec Holdings Ltd., an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. (“PowerTec”). Following the Original Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

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

On October 1, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) by and among NRAC, the Sponsor, Braiin, Braiin Holdings Ltd., a Cayman Islands exempted company (“PubCo”) and wholly owned subsidiary of NRAC, and Braiin Supporting Shareholders. Pursuant to the terms of the Amended and Restated Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Amended and Restated Business Combination Agreement by the shareholders of NRAC, NRAC will merge with and into PubCo and wholly owned subsidiary of NRAC with PubCo remaining as the surviving publicly traded entity (the “Initial Business Combination”); and (ii) a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Ordinary Shares, par value $1.00 per share, of PubCo (the “PubCo Ordinary Shares”) with an aggregate value of $572 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, it is anticipated that Braiin will acquire PowerTec and Vega Global Technologies Pty Ltd., an Australian agricultural technology company (“Vega”). Following the Share Exchange, Braiin will continue as a subsidiary of PubCo. We refer to PubCo after giving effect to the Business Combination, as “New Braiin.”

Shareholder Meetings

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our Amended and Restated Memorandum and Articles of Association (the “charter”) (the “Extension Amendment No. 1”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 1, holders of 21,240,830 Class A ordinary shares of our then 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 8,517,970 Class A ordinary shares issued and outstanding, and (ii) one Class B ordinary shares.

In connection with the solicitation of proxies for the Extension Amendment No. 1 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On August 31, 2023, we held an annual general meeting of shareholders where the shareholders approved (1) a special resolution to amend our charter (the “Extension Amendment No. 2”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; and (2) a special resolution, to amend the charter pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association (the “NTA requirement amendment”), to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 2 and the NTA requirement amendment, holders of 570,227 Class A ordinary shares of our then 8,517,970 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.72.

In connection with the solicitation of proxies for the Extension Amendment No. 2 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on September 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On January 30, 2024, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 3”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 3, holders of 184,934 Class A ordinary shares of our then 7,947,743 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.04.

In connection with the solicitation of proxies for the Extension Amendment No. 3 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on February 4, 2024 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 each into the Trust Account by December 31, 2023.

Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the charter.

As of July 22, 2024, there was a total of approximately $19,533,237 million held in the trust account.

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

Business Combination Agreement

On March 20, 2023, we entered into the Original Business Combination Agreement with our Sponsor, Braiin and the Braiin Supporting Shareholders who collectively own 100% of the outstanding ordinary shares of Braiin. Pursuant to the terms of the Business Combination Agreement, a business combination between NRAC and Braiin will be effected as a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Class A Ordinary Shares, par value $0.0001 per share, of NRAC with an aggregate value of $190 million. The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, Braiin will acquire PowerTec, an Australian distributor that supplies connectivity solutions to individuals and businesses around the world. Following the Original Share Exchange, Braiin will continue as a subsidiary of the Company, and the Company will change its name to “Braiin Holdings.” We refer to NRAC after giving effect to the Business Combination, as “New Braiin.”

On October 1, 2023, the Company entered into an Amended and Restated Business Combination Agreement (the “Business Combination Agreement”) by and among NRAC, the Sponsor, Braiin, Braiin Holdings Ltd., a Cayman Islands exempted company (“PubCo”) and wholly owned subsidiary of NRAC, and Braiin Supporting Shareholders. Pursuant to the terms of the Amended and Restated Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Amended and Restated Business Combination Agreement by the shareholders of NRAC, NRAC will merge with and into PubCo and wholly owned subsidiary of NRAC with PubCo remaining as the surviving publicly traded entity (the “Initial Business Combination”); and (ii) a share exchange in which Braiin shareholders exchange 100% of their Braiin Shares for a pro rata portion of Ordinary Shares, par value $1.00 per share, of PubCo (the “PubCo Ordinary Shares”) with an aggregate value of $572 million (the “Share Exchange”). The number of shares to be issued will be based upon a per share value of $10.00. The aggregate value is subject to adjustment up or down based upon certain indebtedness and cash on hand of Braiin as set forth in its audited financial statements. Prior to the consummation of the Business Combination, it is anticipated that Braiin will acquire PowerTec and Vega Global Technologies Pty Ltd., an Australian agricultural technology company (“Vega”). Following the Share Exchange, Braiin will continue as a subsidiary of PubCo. We refer to PubCo after giving effect to the Business Combination, as “New Braiin.”

Capitalized terms used below but not otherwise defined herein have the meanings given to them in the Business Combination Agreement, a copy of which is filed with this Form 10-K as Exhibit 2.1 and is incorporated herein by reference.

Share Exchange Consideration

The total consideration to be paid at Closing by PubCo to Braiin security holders (the “Exchange Shares”) will be payable in PubCo Ordinary Shares valued at (i) $572 million, minus (ii) the indebtedness (excluding Indebtedness under any Company Convertible Security that will be converted into Company Shares prior to or at the Closing) of Braiin and its Subsidiaries as of the date of the Business Combination Agreement, plus (iii) cash and cash equivalents of Braiin and its Subsidiaries as of Closing. For purposes of determining the number of Exchange Shares to be issued, the Northern Revival Ordinary Shares will be valued at $10.00 per share.

Treatment of Braiin Convertible Securities

Each convertible note and simple agreement for future equity of Braiin, and Braiin Shares issuable as consideration for Braiin’s purchase of PowerTec (which will not exceed 9.9% of the total outstanding PubCo ordinary shares following the Business Combination (the “PubCo Ordinary Shares”)) and certain Braiin Shares issuable as consideration for Braiin’s purchase of Vega will convert into Braiin Shares in accordance with the agreements governing such securities.

NRAC Warrants

At the Closing, PubCo will pay the Sponsor $2.5 million to purchase all outstanding Northern Revival Private Placement Warrants originally purchased by the Sponsor for approximately $6.8 million.

Post-Closing Board of Directors

Immediately following the Closing, PubCo’s board of directors will consist of five members designated by Braiin, a majority of whom shall be independent directors for purposes of Nasdaq listing rules.

Registration Statement and Stockholder Approval

NRAC and Braiin have prepared, and PubCo has filed with the SEC, a Registration Statement on Form F-4 and proxy statement (the “Registration Statement”) for the purpose of soliciting proxies from holders of NRAC Class A Ordinary Shares sufficient to obtain shareholder approval for the Business Combination Agreement, the Share Exchange and the other transactions contemplated by the Business Combination Agreement at a general meeting of NRAC shareholders, which will be called and held for such purpose (the “Shareholder Meeting”). The Business Combination requires approval by a special resolution under Cayman Islands law, being the affirmative vote of the holders of at least two-thirds of the NRAC ordinary shares who, being present in person (including virtually) or represented by proxy and entitled to vote at the Shareholder Meeting, vote at the Shareholder Meeting.

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

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things, (i) the absence of any governmental or court order, determination or injunction enjoining or prohibiting the Business Combination and related transactions, (ii) effectiveness of the Registration Statement and completion of the Shareholder Meeting, including any associated redemptions by Northern Revival shareholders, (iii) approval of the Business Combination and related transactions at the Shareholder Meeting, (iv) the Share Consideration being approved for listing on Nasdaq, and (v) all necessary regulatory approvals being obtained.

Solely with respect to Northern Revival’s and PubCo’s obligation to close, the consummation of the Business Combination and related transactions is conditioned upon, among other things, (i) Braiin’s representations and warranties being true and correct in all material respects (except where failure, individually and in the aggregate, would not have a Material Adverse Effect (as defined in the Business Combination Agreement)), (ii) Braiin having complied with all of its covenants in all material respects, (iii) Braiin and certain Braiin Shareholders having executed and delivered Braiin Shareholder Lock-Up Agreements (as defined below), (iv) Braiin having acquired PowerTec and Vega and transferred all intellectual property and other assets used in their respective business within its corporate structure, (v) all Braiin shareholders having agreed to exchange their Braiin Shares for PubCo Ordinary Shares in the Share Exchange, and (vi) no Material Adverse Effect (as defined in the Business Combination Agreement) having occurred to Braiin or its subsidiaries.

Solely with respect to Braiin’s obligations, the consummation of the Business Combination and related transactions is conditioned upon, among other things, (i) Northern Revival’s representations and warranties being true and correct in all material respects (except where failure, individually and in the aggregate, would not have a Material Adverse Effect), (ii) Northern Revival having complied with all of its covenants in all material respects, (iii) Northern Revival and the Sponsor having executed and delivered Braiin Shareholder Lock-Up Agreements, and (iv) Northern Revival having, immediately after the closing of the Business Combination, at least $15 million available from the trust account established in connection with Northern Revival’s IPO (the “Trust Account”) and any Transaction Financing, but after paying expenses of Northern Revival and Braiin and any redemption payments due to shareholders who elect to redeem their Northern Revival Ordinary Shares.

Termination

The Business Combination Agreement may be terminated at any time by mutual consent or: (i) by either party if: (A) Northern Revival’s shareholders do not approve the Business Combination Agreement at the Shareholder Meeting, or (B) the Business Combination is permanently enjoined by a final, non-appealable governmental order or law, (ii) by Northern Revival if: (A) there is any breach that would prevent Braiin from satisfying Northern Revival’s closing conditions that Braiin cannot cure within thirty days, (B) if the closing has not occurred by February 4, 2024, (iii) by Braiin if: (A) there is any breach that would prevent Northern Revival from satisfying Braiin’s closing conditions that Northern Revival cannot cure within thirty days, or (B) if Northern Revival gives notice of a breach and the closing does not occur by the end of the cure period. If the Business Combination is not consummated by February 4, 2024 (except in the case of termination by either party due to the other’s breach): (i) Braiin will pay Northern Revival up to $700,000 in certain expenses if Northern Revival has satisfied all closing conditions and is ready, willing and able to consummate the Business Combination, or (ii) Northern Revival will pay 50% of certain Braiin expenses, but up to a maximum of $700,000, if Braiin has satisfied all closing conditions and is ready, willing and able to consummate the Business Combination.

The Business Combination Agreement and the other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Northern Revival, Braiin or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Business Combination Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure schedules prepared in connection with the execution and delivery of the Business Combination Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Business Combination Agreement are not necessarily characterizations of the actual state of facts about Northern Revival, Braiin or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Northern Revival makes publicly available in reports, statements and other documents filed with the SEC. Northern Revival and Braiin investors and securityholders are not third-party beneficiaries under the Business Combination Agreement.

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

Company Shareholder Lock-Up Agreement

At the Closing, Northern Revival, Braiin and certain Braiin shareholders will enter into a series of Lock-Up Agreements (the “Company Shareholder Lock-Up Agreements”) pursuant to which the shareholders will agree not to sell or transfer any PubCo Ordinary Shares or securities exercisable for or convertible into PubCo Ordinary Shares (the “Lock-Up Shares”) for a period extending from the closing until the earlier of (i) six months after the closing, (ii) the time, 150 days or more after the closing, that the last sale price of PubCo is at least $12.00 for any 20 trading days within a 30-trading-day period, and (iii) the liquidation, merger, share exchange, reorganization or other similar transaction that results in all of PubCo’s shareholders have the right to exchange their PubCo Ordinary Shares for cash, securities or other property (the “Lock-Up”).

Amended and Restated Registration Rights Agreement

At the Closing, Northern Revival, Braiin, the Sponsor, PubCo and certain Braiin shareholders will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with respect to the resale of shares of PubCo held, or acquired before or pursuant to the Share Exchange by the Sponsor and such shareholders (“Holders”). The Amended and Restated Registration Rights Agreement amends and restates the registration rights agreement dated February 1, 2021 entered into in connection with the Northern Revival Northern Revival IPO. Subject to the Lock-Up, PubCo will file a registration statement to register the public resale of the Holders’ shares as soon as reasonably practicable, but in any event within 30 calendar days following the consummation of the Business Combination. In addition, subject to certain requirements and customary conditions, including with regard to when requests may be made, the Holders may request to sell all or any portion of their registrable securities in an underwritten offering so long as the total offering price is reasonably expected to exceed, in the aggregate, $10 million or includes all of the remaining shares held by the requesting Holder. In addition, Holders will have certain “demand” and “piggy-back” registration rights that require PubCo to separately register the resale of their shares or to include such securities in registration statements that PubCo otherwise files, respectively, subject to certain requirements and customary conditions. The Amended and Restated Registration Rights Agreement does not contain liquidated damages provisions or other cash settlement provisions resulting from delays in registering PubCo’s securities. PubCo will bear the expenses incurred in connection with the filing of any such registration statements.

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

We believe our management team’s experience and track record, are differentiated and will enable us to successfully identify and execute an Initial Business Combination. We leverage our extensive network of relationships across the middle-market technology ecosystem to assist in the identification of a target for the Initial Business Combination.

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

Initial Business Combination Criteria

Consistent with our business strategy, we identify companies that have compelling growth potential and a combination of the characteristics detailed below. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our Initial Business Combination with a target business that does not meet these criteria and guidelines. When we seek targets, we intend to acquire companies or assets that we believe have the following attributes:

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

Our Acquisition Process

In evaluating a prospective target business, we have conducted an extensive due diligence review, which encompassed, among other things, meetings with members of the target’s management and other employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry.

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

Extension, redemptions and contributions

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 1”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 1, holders of 21,240,830 Class A ordinary shares of our then 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 8,517,970 Class A ordinary shares issued and outstanding, and (ii) one Class B ordinary shares.

In connection with the solicitation of proxies for the Extension Amendment No. 1 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On August 31, 2023, we held an annual general meeting of shareholders where the shareholders approved (1) a special resolution to amend our charter (the “Extension Amendment No. 2”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; and (2) a special resolution, to amend the charter pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association (the “NTA requirement amendment”), to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 2 and the NTA requirement amendment, holders of 570,227 Class A ordinary shares of our then 8,517,970 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.72.

In connection with the solicitation of proxies for the Extension Amendment No. 2 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on September 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On January 30, 2024, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 3”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 3, holders of 184,934 Class A ordinary shares of our then 7,947,743 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.04.

In connection with the solicitation of proxies for the Extension Amendment No. 3 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on February 4, 2024 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 each into the Trust Account by December 31, 2023.

Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the charter.

Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 7,762,809 Class A ordinary shares issued and outstanding, and (ii) one Class B ordinary shares. As of July 22, 2024, there was a total of approximately $19,531,221 million held in the trust account.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 1.B. Unresolved Staff Comments.

None.

Item 1.C. CYBERSECURITY.

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

However, the Company consistently evaluates risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and tests these systems according to its cybersecurity policies, standards, processes, and practices. These measures are integrated into the Company's overall risk management system to protect its information systems from cybersecurity threats. Additionally, the Company mandates the use of VPNs for employees traveling, regularly assesses risks, and provides updates to management when necessary. The Company also has the option to engage a third-party contractor if a cyber threat arises.

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

As of July 22, 2024, there was 1 holder of record of our Units, 2 holders of record of our separately traded Class A ordinary shares, and 2 holders of record of our redeemable warrants.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Northern Revival Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” and elsewhere in this Annual Report on Form 10-K.

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

If we are unable to complete an Initial Business Combination by August 4, 2024, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Departure and appointment of certain officers and directors; name change and Class B conversion

On February 9, 2023, in accordance with the provisions of a binding agreement that provides for the withdrawal or significant reduction in investment in the Sponsor by certain existing investors and the resulting transfer of control of the Sponsor: (i) Whitney Bower resigned as Chairman and Chief Executive Officer, (ii) Peter Low resigned as Chief Financial Officer and director and (iii) Michael Alter and David Lang resigned as independent directors, (iv) the board appointed Aemish Shah as the Chairman and Chief Executive Officer and Manpreet Singh as Chief Financial Officer and a director, and also appointed Joseph Tonnos and David Tanzer to serve as directors, determining each of Messrs. Tonnos, Tanzer and Zafar to be an independent director under the listing rules of the Nasdaq Stock Market. We agreed to change our name in connection with these changes. Mr. Tonnos served on the NRAC board of directors from February 9, 2023 until his resignation on March 15, 2023. Such resignation was not a result of disagreement with the Company on any matter relating to its operations, policies or practices.

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

Extension, redemptions and contributions

On January 27, 2023, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 1”) to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination, from February 4, 2023 to September 4, 2023 (such later date, the “extended date”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2023 to September 4, 2023 or such earlier date as determined by the board.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 1, holders of 21,240,830 Class A ordinary shares of our then 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 8,946,670 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings and the redemptions related thereto and the conversion of the Class B ordinary shares, there are a total of 8,517,970 Class A ordinary shares issued and outstanding, and (ii) one Class B ordinary shares.

In connection with the solicitation of proxies for the Extension Amendment No. 1 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) the lesser of (i) $100,000 and (ii) an aggregate amount equal to $0.055 multiplied by the number of public shares of the Company that are not redeemed, for each month commencing on February 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period) until the earlier of (x) the date of the extraordinary general meeting held in connection with a shareholder vote to approve an Initial Business Combination (y) the extended date and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On August 31, 2023, we held an annual general meeting of shareholders where the shareholders approved (1) a special resolution to amend our charter (the “Extension Amendment No. 2”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from September 4, 2023 to February 4, 2024 or such earlier date as determined by the board; and (2) a special resolution, to amend the charter pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association (the “NTA requirement amendment”), to remove the net tangible asset requirement from the charter in order to expand the methods that the company may employ so as not to become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 2 and the NTA requirement amendment, holders of 570,227 Class A ordinary shares of our then 8,517,970 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.72.

In connection with the solicitation of proxies for the Extension Amendment No. 2 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on September 4, 2023 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

On January 30, 2024, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 3”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 3, holders of 184,934 Class A ordinary shares of our then 7,947,743 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.04.

In connection with the solicitation of proxies for the Extension Amendment No. 3 proposal, the Sponsor indicated that, it will contribute to the Company as a loan (each loan being referred to herein as a “contribution”) an aggregate amount equal to $0.03 multiplied by the number of public shares of the Company that are not redeemed in connection with the shareholder vote to approve such proposal, for each month, commencing on February 4, 2024 and on or prior to the fourth day of each subsequent month, if applicable (each such month period an “extension period”) until the earlier of (x) the date of the meeting held in connection with a shareholder vote to approve an initial business combination, (y) the extended date, and (z) the date that the board determines in its sole discretion to no longer seek an Initial Business Combination.

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 each into the Trust Account by December 31, 2023.

Each contribution will be deposited in the trust account within three business days of the beginning of the extended period which such contribution is for. The contributions will be repayable by the company to the Sponsor upon consummation of an Initial Business Combination. The Company’s board of directors will have the sole discretion whether to continue extending for additional extension periods, and if the board determines not to continue extending for additional months, the additional contributions will terminate. If this occurs, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares in accordance with the procedures set forth in the charter.

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through December 31, 2023 related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net loss of approximately $41,000, which consisted of approximately $122,000 resulting from a change in the fair value of the forward purchase agreement, approximately $2.6 million of general and administrative expenses, offset by approximately $503,000 resulting from a change in the fair value of derivative warrant liabilities and approximately $525,000 of reduction of underwriting fee payable and approximately $1.6 million of income from investments held in the Trust Account.

For the year ended December 31, 2022, we had net income of approximately $8.4 million, which consisted of $6.4 million for a change in the fair value of derivative warrant liabilities, approximately $3.5 million of income from investments held in the Trust Account, offset by approximately $1.5 million of general and administrative expenses.

Liquidity and Going Concern

As of December 31, 2023, we had approximately $1,500 cash in our operating bank account and working capital deficit of approximately $3.5 million.

Through December 31, 2023, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2023 and 2022, there was no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until August 4, 2024, or such earlier date as determined by our Directors to consummate an Initial Business Combination. It is uncertain that we will be able to meet its obligations within the next 12 months or consummate an Initial Business Combination by this time. If an Initial Business Combination is not consummated by the end of the Combination Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the year ended December 31, 2023, the Sponsor had advanced the Company $732,041 for working capital purposes, of which $0 was repaid during the period ended December 31, 2023. As of December 31, 2023 and 2022, the outstanding balance under the advances amounted to $791,322 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 each into the Trust Account by December 31, 2023. The Company issued unsecured promissory notes to the Sponsor for $757,307 as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of December 31, 2023, the Company had $1,128,393 outstanding balance under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2023 and 2022, the Company incurred expenses under this agreement of $360,000 and $360,000, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of December 31, 2023 and 2022, the payable was $330,000 and $0, of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of December 31, 2023 and 2022, we recorded $1.1 million in deferred legal fees.

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

Cash held in Trust Account

The funds in the trust account, since our Initial Public Offering was held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. At December 31, 2023, all of the assets held in the Trust Account were held in cash. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 1,910,244 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2023 and 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At December 31, 2023, the value of the forward purchase derivative liability was $121,584.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to the carrying value of the Class A ordinary shares subject to possible redemption. We classify deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net (Loss) Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. The number of weighted average Class B ordinary shares for calculating basic net (loss) income per ordinary share was reduced for the effect of an aggregate of 787,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters (see Note 5). Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. Refer to Note 6, Commitments and Contingencies for commitments or contractual obligations.

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

This information appears following Item 15 of this Report and is included herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, due to a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. The Company lacks the controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were ineffective as of December 31, 2023.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of December 31, 2023, the material weaknesses had not been remediated.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers:

Name	Age	Position
Aemish Shah	38	Chairman and Chief Executive Officer
Manpreet Singh	41	Director and Chief Financial Officer
David Tanzer	63	Director
Benjamin Rifkin	45	Director
Aimée R. Christensen	55	Director

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

Benjamin Rifkin has served as an independent director of the Company since May 17, 2023. From July 2018 to present, Mr. Rifkin has been the Chief Executive Officer and President of Ten Eighty Capital, a diversified private investment firm based in Park City, UT. Previously, Mr. Rifkin served as President of Royal Street Investment & Innovation Center, leading strategic investment and business decisions. He was also a Venture Partner at Royal Street Ventures, a seed stage venture capital firm with offices in UT, CO, WI and MO. In these roles, Rifkin worked closely with private and public companies in the hospitality, virtual reality, consumer products, consumer internet and enterprise software industries. Mr. Rifkin also managed the Park City Angels as Executive Director leading membership, deal sourcing and diligence efforts. He helped open Park City’s first co-working space and incubator, PandoLabs, and also served as co-chair and emcee of Thin Air, a business leadership and innovation conference underwritten by the Park City Chamber of Commerce. Mr. Rifkin received a BA in English and Creative Writing from Dartmouth College. We believe Mr. Singh is well-qualified to serve on our board of directors based on his deep expertise in management and investment.

Aimée Russell Christensen has served as an independent director of the Company since August 2023. From June 2020 to present, Ms. Christensen has served as the CEO at Christensen Global Strategies, LLC where she advises corporate and nonprofit clients on climate-smart growth strategy. She has also been a director of Christensen Global Strategies, LLC since June 2005 and was a director of Enerblu, Inc. from November 2017 to July 2018. From March 2015 to May 2020, Ms. Christensen was the executive director of Sun Valley Institute for Resilience and provided strategic vision and overall operational direction. Ms. Christensen received her Juris Doctor degree from Stanford University Law School and received a BA in Latin American Studies & Anthropology from Smith College. We believe Ms. Christensen is well-qualified to serve on our board of directors based on her legal background and her experiences in advising corporations on strategies.

Director Independence

Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have currently have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that David Tanzer, Benjamin Rifkin and Aimée R. Christensen are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of six members. Pursuant to our charter, our board is divided into three classes: Class I, Class II and Class III. The number of directors in each class shall be as nearly equal as possible. The Class I directors shall stand appointed for a term expiring at the Company’s first annual general meeting, the Class II directors shall stand appointed for a term expiring at the Company’s second annual general meeting and the Class III directors shall stand appointed for a term expiring at the Company’s third annual general meeting. Commencing at the Company’s first annual general meeting, and at each annual general meeting thereafter, directors appointed to succeed those directors whose terms expire shall be appointed for a term of office to expire at the third succeeding annual general meeting after their appointment. Our class I director is David Tanzer and his term expires at the annual general meeting in 2026. Our class II director are Benjamin Rifkin and Aimée R. Christensen, and their terms expire at the annual general meeting in 2024. Our class III directors are Aemish Shah and Manpreet Singh, and their terms expire at the annual general meeting in 2025.

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

Audit Committee

The members of our audit committee are David Tanzer and Benjamin Rifkin. Mr Tanzer serves as the chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that David Tanzer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

The members of our compensation committee are Benjamin Rifkin and David Tanzer.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are David Tanzer and Benjamin Rifkin. David Tanzer serves as chair of the nominating and corporate governance committee.

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see “Item 10. Directors, Executive Officer and Corporate Governance.”

●	In connection with the Initial Public Offering, our initial shareholders and Chairman and Chief Executive Officer have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our Initial Business Combination, and our initial shareholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our Initial Business Combination by August 4, 2024. However, if our initial shareholders (or our Chairman and Chief Executive Officer or affiliates) acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our Initial Business Combination; and (2) subsequent to our Initial Business Combination (x) if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the ordinary shares underlying such warrants, will not be transferable, assignable or salable by our Sponsor until 30 days after the completion of our Initial Business Combination. Since our Sponsor and directors and officers will directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Initial Business Combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Initial Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Initial Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

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

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us as of July 22, 2024 with respect to our ordinary shares held by:

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

In the table below, percentage ownership is based on 7,762,810 ordinary shares outstanding as of July 22, 2024 including 7,762,809 Class A ordinary shares and 1 Class B ordinary share. Voting power represents the combined voting power of ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the ordinary shares vote together as a single class. The table below does not include any ordinary shares underlying our outstanding warrants because such securities are not exercisable within 60 days of July 22, 2024.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares
Name and Address of Beneficial Owner(2)
Northern Revival Sponsor LLC (our sponsor)(3)	6,037,499	77.8%	1	100%
Aemish Shah(3)	6,037,499	77.8%	1	100%
Manpreet Singh	-	-	-	-
David Tanzer	-	-	-	-
Benjamin Rifkin	-	-	-	-
Aimée R. Christensen	-	-	-	-
All directors and executive officers as a group (6 individuals)	6,037,499	77.8%	1	100%
Owl Creek Credit Opportunities Master Fund, L.P. (4)	601,000	7.7%	-	-
Mizuho Financial Group, Inc. (5)	474,596	6.1%	-	-

(1)	Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment, as described in Exhibit 4.2 to this Annual Report on Form 10-K.

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Maples Fiduciary Services (Delaware) Inc., 4001 Kennett Pike, Suite 302, Wilmington, DE 19807.

(3)	Northern Revival Sponsor LLC, our sponsor, is the record holder of the Class B ordinary shares reported herein. Our officers and directors (or their affiliates) are members of our sponsor. Aemish Shah may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor. Other than Aemish Shah, no member of our sponsor exercises voting or dispositive control over any of the shares held by our sponsor. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	According to a Form 3 filed by Owl Creek Asset Management, L.P. and Mr. Jeffrey A. Altman with the SEC on February 6, 2023, Owl Creek Credit Opportunities Master Fund, L.P. and a sub account managed by Owl Creek Asset Management, L.P. were the beneficial owners of 601,000 Class A ordinary shares as of February 6, 2023. The address of Owl Creek Asset Management, L.P. and Mr. Jeffrey A. Altman is 640 Fifth Ave, 20th Floor, New York, NY 10019. Owl Creek Asset Management, L.P. serves as the investment manager to Owl Creek Credit Opportunities Master Fund, L.P. and Mr. Jeffrey A. Altman is the managing member of the general partner of Owl Creek Credit Opportunities Master Fund, L.P. Mr. Altman disclaims beneficial ownership of the Class A ordinary shares.

(5)	According to a Form SC 13G filed by Mizuho Financial Group, Inc. with the SEC on February 13, 2024, Mizuho Financial Group, Inc. was the beneficial owners of 474,596 Class A ordinary shares as of February 13, 2024. The address of Mizuho Financial Group, Inc.’s principal executive office is 4001 Kennett Pike, Suite 302, Wilmington, DE, 19807. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the year ended December 31, 2023, the Sponsor had advanced the Company $732,041 for working capital purposes, of which $0 was repaid during the period ended December 31, 2023. As of December 31, 2023 and 2022, the outstanding balance under the advances amounted to $791,322 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 each into the Trust Account by December 31, 2023. The Company issued unsecured promissory notes to the Sponsor for $757,307 as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of December 31, 2023, the Company had $1,128,393 outstanding balance under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2023 and 2022, the Company incurred expenses under this agreement of $360,000 and $360,000, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of December 31, 2023 and 2022, the payable was $330,000 and $0, of which is included in accrued expenses in the accompanying balance sheets, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees incurred to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit for the years ended December 31, 2023 and 2022 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees incurred by Marcum LLP for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2023 and 2022, and of services rendered in connection with our initial public offering, totaled approximately $191,580 and $128,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit of our year-end financial statements and are not reported under “Audit Fees.” We did not pay Marcum LLP any audit-related fees for the years ended December 31, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Marcum LLP any tax fees for the years ended December 31, 2023 and 2022.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Marcum LLP any other fees for the years ended December 31, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

No.	Description of Exhibit
2.1	Amended and Restated Business Combination Agreement dated as of October 1, 2023, by and among Northern Revival Acquisition Corporation, Braiin Limited, Northern Revival Sponsor LLC, Braiin Holdings Ltd. and Certain Shareholders Named Therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2023).
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
3.2	Extension Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2023).
3.3	Name Change Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2023).
3.4	Conversion Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 16, 2023).
3.5	Extension Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2023).
3.6	NTA requirement Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on September 7, 2023).
3.7	Extension Amendment to Memorandum and Articles of Association (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2024).
4.1	Warrant Agreement, dated February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
4.2*	Description of the Company’s securities.
10.1	Letter Agreement, dated February 1, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.2	Investment Management Trust Agreement, February 1, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.3	Registration Rights Agreement, dated February 1, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.4	Administrative Services Agreement, dated February 1, 2021, between the Company and the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.5	Sponsor Warrants Purchase Agreement, dated February 1, 2021, between the Company and the Sponsor (incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2021).
10.6	Indemnity Agreement, dated February 1, 2021, between the Company and Whitney A. Bower (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.7	Indemnity Agreement, dated February 1, 2021, between the Company and Pete Low (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.8	Indemnity Agreement, dated February 1, 2021 , between the Company and Michael D. Alter (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).

10.9	Indemnity Agreement, dated February 1, 2021, between the Company and David Habiger (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.10	Indemnity Agreement, dated February 1, 2021, between the Company and David Lang (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.11	Indemnity Agreement, dated February 1, 2021, between the Company and Aemish Shah (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
10.12	Indemnity Agreement, dated February 9, 2023, between the Company and Manpreet Singh (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 1, 2023).
10.13	Indemnity Agreement, dated February 9, 2023, between the Company and David M. Tanzer (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 1, 2023).
10.14	Indemnity Agreement, dated February 9, 2023, between the Company and Asad Zafar (incorporated by reference to the Company’s Annual Report on Form 10-K filed on May 1, 2023).
10.15	Sponsor Support Agreement, dated as of March 20, 2023, by and among Braiin Limited, Northern Revival Sponsor LLC and Northern Revival Acquisition Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.16	Company Shareholder Support Agreement, dated as of March 20, 2023, by and among Northern Revival Acquisition Corporation, Braiin Limited and certain shareholders of Braiin (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.17	Form of Company Shareholder Lock-Up Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.18	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2023).
10.19	Confirmation of OTC Equity Prepaid Forward Transaction from (i) Meteora Special Opportunity Fund I, LP, (ii) Meteora Capital Partners, LP and (iii) Meteora Select Trading Opportunities Master, LP to Northern Revival Acquisition Corporation and Braiin Limited (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 21, 2023).
14.01	Code of Ethics and Business Conduct of Noble Rock Acquisition Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 8, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

None.

NORTHERN REVIVAL ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Northern Revival Acquisition Corporation (formerly known as

Noble Rock Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northern Revival Acquisition Corporation (formerly known as Noble Rock Acquisition Corporation)(the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for each of the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of the business combination and the Company’s cash and working capital as of December 31, 2023 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. There is no assurance that the Company will be able to complete the business combination by Company’s extension date of August 4, 2024 or obtain approval to extend the date to November 4, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

New York, New York

July 22, 2024

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash	$1,465	$42,071
Prepaid expenses	42,917	42,517
Total current assets	44,382	84,588
Cash and Investments held in Trust Account	20,956,566	245,009,717
Total Assets	$21,000,948	$245,094,305

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$146,918	$19,103
Accrued expenses	1,475,712	4,679
Advances from related party	791,322	59,281
Promissory note – related party	1,128,393	—
Total current liabilities	3,542,345	83,063
Deferred legal fees	1,067,618	1,067,618
Deferred underwriting commissions	—	9,056,250
Forward Purchase Agreement derivative liabilities	121,584	—
Derivative warrant liabilities	128,550	631,430
Total liabilities	4,860,097	10,838,361

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 1,910,244 and 24,150,000 shares subject to possible redemption at $10.92 per share at December 31, 2023 and $10.14 at December 31, 2022, respectively	20,856,566	244,909,717

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,037,499 and no non-redeemable shares issued and outstanding at December 31, 2023 and 2022, respectively	604	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 6,037,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	604
Additional paid-in capital	—	—
Accumulated deficit	(4,716,319)	(10,654,377)
Total Shareholders’ Deficit	(4,715,715)	(10,653,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,000,948	$245,094,305

The accompanying notes are an integral part of the financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

General and administrative expenses	$2,570,259	$1,508,654
Loss from operations	(2,570,259)	(1,508,654)

Other income (expense)
Change in fair value of derivative warrant liabilities	502,880	6,399,850
Change in fair value of forward purchase agreement derivative liabilities	(121,584)	—
Reduction in deferred underwriter fee payable	524,538	—
Income from cash held in Trust Account	1,623,630	3,483,715
Total other income, net	2,529,464	9,883,565

Net (loss) income	$(40,795)	$8,374,911

Weighted average shares outstanding of redeemable Class A ordinary shares, basic and diluted	3,922,676	24,150,000
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.00)	$0.28

Weighted average shares outstanding of non-redeemable Class A ordinary shares, basic and diluted	4,499,177	—
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.00)	$—

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	1,538,323	6,037,500
Basic and diluted net (loss) income per share, Class B ordinary shares	$(0.00)	$0.28

The accompanying notes are an integral part of the financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – December 31, 2022	—	—	6,037,500	604	—	(10,654,377)	(10,653,773)
Conversion of Class B shares to Class A shares	6,037,499	604	(6,037,499)	(604)	—	—	—
Net loss	—	—	—	—	—	(40,795)	(40,795)
Reduction of underwriting fee payable	—	—	—	—	—	8,531,712	8,531,712
Remeasurement of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,552,859)	(2,552,859)

Balance – December 31, 2023	6,037,499	$604	1	$—	$—	$(4,716,319)	$(4,715,715)

FOR THE YEARS ENDED DECEMBER 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	6,037,500	$604	$-	$(15,619,571)	$(15,618,967)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(3,409,717)	(3,409,717)
Net income	-	-	-	-	-	8,374,911	8,374,911
Balance - December 31, 2022	-	$-	6,037,500	$604	$-	$(10,654,377)	$(10,653,773)

The accompanying notes are an integral part of the financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(40,795)	$8,374,911
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash held in Trust Account	(1,623,630)	(3,483,715)
Change in fair value of derivative warrant liabilities	(502,880)	(6,399,850)
Change in fair value of forward purchase agreement derivative liabilities	121,584	—
Reduction in deferred underwriter fee payable	(524,538)	—
Changes in operating assets and liabilities:
Prepaid expenses	(400)	256,970
Accounts payable	127,815	19,103
Accrued expenses	1,471,033	(45,196)
Due to related party	732,041	59,281
Deferred legal fees	—	462,869
Net cash used in operating activities	(239,770)	(755,627)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extensions	(929,229)	—
Cash withdrawn from Trust account for redemptions	226,606,010	—
Net cash provided by investing activities	225,676,781	—

Cash Flows from Financing Activities:
Proceeds from promissory note related party	1,128,393	—
Redemption of Class A Ordinary Shares	(226,606,010)	—
Offering costs paid	—	(70,000)
Net cash used in financing activities	(225,477,617)	(70,000)

Net change in cash	(40,606)	(825,627)

Cash - beginning of the period	42,071	867,698
Cash - end of the period	$1,465	$42,071

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$2,552,859	$3,409,717
Issuance of Forward Purchase Agreement	$272,053	—

The accompanying notes are an integral part of the financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not yet commenced operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search and closing of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

DECEMBER 31, 2023

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

On March 16, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to vote on a special resolution to amend the Company’s Amended and Restated Memorandum of Association to change the name to the Company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation and to amend the charter to change certain provisions which restrict the Company’s Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both proposals were approved (the “Conversion Proposal”). The submission of the Conversion Proposal entitled holders of the Company’s Class A Ordinary Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 428,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.33 on March 28, 2023. The amount was removed from the Trust Account to pay such holders and the 428,699 shares were cancelled in April 2023. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. As a result of such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there were a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

On January 30, 2024, the Company held an extraordinary general meeting of Shareholders and approved the 1) a special resolution, to amend the company’s Amended and Restated Memorandum and Articles of Association (the “charter”) pursuant to an amendment to the charter in the form set forth in Annex A of the accompanying proxy statement, to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”), from February 4, 2024 to August 4, 2024 (such proposal the “extension proposal”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company (“Class A ordinary shares”), included as part of the units sold in the company’s initial public offering that was consummated on February 4, 2021 from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board; and 2) an ordinary resolution, approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal (the “adjournment proposal”), which will be presented at the general meeting if, based on the tabulated votes, there are not sufficient votes at the time of the general meeting to approve the foregoing proposal or as otherwise deemed necessary by the Chairman of the general meeting.

In connection with the shareholders’ vote at the General Meeting, 184,934 ordinary shares were tendered for redemption, leaving 7,762,810 ordinary shares, including 7,762,809 Class A ordinary shares and 1 Class B ordinary share.

If the Company is unable to complete a Business Combination by August 4, 2024 and if the extension proposal to extend the date to November 4, 2024 is not approved, or such earlier date as determined by the Company’s Directors, (taking into account the extension, the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and five deposit of $57,307 into the Trust Account through December 31, 2023, totaling $929,229 extending the business combination date to February 4, 2024. Six deposits of $51,579 each were deposited into the Trust Account, totaling $309,474 further extending to August 4, 2024.

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

DECEMBER 31, 2023

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

The Forward Purchase Agreement provides that no later than the earlier of (a) one business day after the closing of the Business Combination and (b) the date any assets from NRAC’s trust account are disbursed in connection with the Business Combination, the Combined Company will pay to Meteora, out of funds held in its Trust Account, an amount (the “Prepayment Amount”) equal to (x) the per-share redemption price (the “Initial Price”) multiplied by (y) the number of Recycled Shares on the date of such prepayment less the Prepayment Shortfall. The Prepayment Shortfall is equal to the lesser of (i) ten percent of the product of (x) the Number of NRAC Class A Ordinary Shares multiplied by (y) the Initial Price and (ii) $3,000,000. See Note 6 for additional provisions of the agreement.

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

Liquidity and going concern

As of December 31, 2023, the Company had approximately $1,500 in its operating bank account and working capital deficit of approximately $3.5 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of $195,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2023 and 2022, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until August 4, 2024, or such earlier date as determined by its Directors to consummate a Business Combination. It is uncertain that the Company will be able to meet its obligations within the next 12 months or consummate a Business Combination by this time. If a Business Combination is not consummated by August 4, 2024 and if the extension proposal to extend the date to November 4, 2024 is not approved, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Cash and Investments held in Trust Account

The funds in the trust account, since the Company’s Initial Public Offering, were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), the Company’s has instructed Continental Stock Transfer& Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At December 31, 2023, all of the assets held in the Trust Account were held in cash. At December 31, 2022, all of the assets held in the Trust Account were held in money market funds which were invested primarily in U.S. Treasury securities.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of December 31, 2023 and 2022, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants (See Note 10). As of December 31, 2023 and 2022, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At December 31, 2023, the value of the forward purchase derivative liability was $121,584.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 1,910,244 and 24,150,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

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

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (loss) income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the private placement warrants to purchase an aggregate of 12,603,334 shares of Class A ordinary shares in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events. Remeasurement associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Year Ended
	December 31,
	2023	2022
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) income allocable to Class A ordinary shares	$(16,066)	$6,699,929
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	3,922,676	24,150,000
Basic and diluted net (loss) income per share	$(0.00)	$0.28

Class A Ordinary Shares, non-redeemable
Numerator: Net (loss) income allocable to Class A ordinary shares	(18,428)	—
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	4,499,177	—
Basic and diluted net (loss) income per share	$(0.00)	$—

Class B Ordinary Shares
Numerator: Net (loss) income allocable to Class B ordinary shares	(6,301)	1,674,982
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	1,538,323	6,037,500
Basic and diluted net (loss) income per share	$(0.00)	$0.28

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its condensed consolidated financial statements and disclosures.

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

DECEMBER 31, 2023

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

On April 5, 2023, shareholder holding one issued and outstanding Class B ordinary shares of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis to meet listing requirements (see Note 9).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, the Company had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the year ended December 31, 2023, the Sponsor had advanced the Company $732,041 for working capital purposes, of which $0 was repaid during the year ended December 31, 2023. As of December 31, 2023 and 2022, the outstanding balance under the advances amounted to $791,322 and $59,281, respectively.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each and four deposit of $57,307 into the Trust Account by December 31, 2023, totaling $929,229 extending the business combination date to February 4, 2024. The Company issued unsecured promissory notes to the Sponsor for $929,229 as extension loans as of December 31, 2023 since the funds were received in the Company operating account as of such date. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of December 31, 2023, the Company had $1,128,393 outstanding balance under these notes.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On February 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $100,000. The February 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The February 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the February 4, 2023 note to become immediately due and payable.

On March 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $100,000. The March 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The March 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the March 4, 2023 note to become immediately due and payable.

On April 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $100,000. The April 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The April 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the April 4, 2023 note to become immediately due and payable.

On May 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $100,000. The May 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The May 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the May 4, 2023 note to become immediately due and payable.

On June 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company y borrowed principal amount of $100,000. The June 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The June 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the June 4, 2023 note to become immediately due and payable.

On July 4, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company y borrowed principal amount of $100,000. The July 4, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The July 4, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the July 4, 2023 note to become immediately due and payable.

On August 31, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $100,000. The August 31, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The August 31, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the August 31, 2023 note to become immediately due and payable.

On August 31, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $61,928. The August 31, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The August 31, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the August 31, 2023 note to become immediately due and payable.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On September 1, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $57,307. The September 1, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The September 1, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the September 1, 2023 note to become immediately due and payable.

On October 2, 2023, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company borrowed principal amount of $309,157. The October 2, 2023 note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation. The October 2, 2023 note is subject to customary events of default which could, subject to certain conditions, cause the October 2, 2023 note to become immediately due and payable.

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each and four deposits of $57,307 into the Trust Account through December 31, 2023 totaling $929,229. As of December 31, 2023, the Company had $1,128,393 outstanding balance under unsecured promissory notes.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the year ended December 31, 2023 and 2022, the Company incurred expenses under this agreement of $360,000 and $360,000, which are included in general and administrative expenses on the accompanying statements of operations, respectively. For the year ended December 31, 2023 and 2022, the Company has paid $30,000 and $0 was paid in connection with the administrative service agreement, respectively. As of December 31, 2023 and 2022, the payable was $330,000 and $0, of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

DECEMBER 31, 2023

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

As of December 31, 2023, total amounts recognized in other income amounted to $524,538 and total of $8,531,712 was recorded in Statement of changes in shareholders’ deficit.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of December 31, 2023 and 2022, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying balance sheets.

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

DECEMBER 31, 2023

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

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2023 and 2022, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

DECEMBER 31, 2023

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,910,244 and 24,150,000 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of December 31, 2023 and 2022, Class A ordinary shares reflected on the balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2022	241,500,000
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	3,409,717
Class A ordinary shares subject to possible redemption at December 31, 2022	244,909,717
Less:
Redemption of Class A ordinary shares	(226,606,010)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	1,623,630
Extension deposits to Class A ordinary shares subject to redemption	929,229
Class A ordinary shares subject to possible redemption at December 31, 2023	$20,856,566

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 1,910,244 and 24,150,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets, respectively. See Note 8.

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

On April 5, 2023, Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Such shares do not have redemption rights. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding. At December 31, 2023, there were 7,947,743 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$82,110	$—	$—	$82,110
Derivative private placement warrant liabilities	—	46,440	—	46,440
Forward purchase agreement derivative liability	—	—	121,584	121,584
Total derivative warrant liabilities	$82,110	$46,440	$121,584	$250,134

	Fair Value Measured as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account	$245,009,717	$—	$—	$245,009,717
Liabilities:
Derivative public warrant liabilities	$403,310	$—	$—	$403,310
Derivative private placement warrant liabilities	—	228,120	—	228,120
Total derivative warrant liabilities	$403,310	$228,120	$—	$631,430

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

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. Subsequently, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of December 31, 2022 through December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the listed trading price of the Public Warrants.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

For the year ended December 31, 2023, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $503,000 presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the year ended December 31, 2022, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $6.4 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

The change in the fair value of the derivative warrant liabilities measured utilizing Level 3 inputs for the year ended December 31, 2022, are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$2,563,530
Change in fair value of derivative warrant liabilities - Level 3	(2,356,810)
Transfer of Private Warrants to Level 2 measurement	(206,720)
Derivative warrant liabilities at December 31, 2022 - Level 3	$—

Forward Purchase Agreement Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 16, 2023 (Initial measurement)	December 31, 2023
Probability of business combination	11.6%	9.3%
Underlying ordinary share price	$10.20	$10.90
Cash flow discount rate	3.72%	4.20%
Unit purchase price	$10.00	$10.00
Estimated maturity date	3/21/2026	4/26/2027
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement derivative liability:

FPA
Fair value as of March 16, 2023 (initial measurement)	$272,053
Change in fair value of the forward purchase agreement derivative liabilities	(150,469)
Change in fair value of forward purchase agreement derivative liabilities for the year ended December 31, 2023	$121,584

The changes in the fair value of forward purchase agreement derivative liabilities for the year ended December 31, 2023 are $150,469.

There were no transfers between fair value levels during the period ended December 31, 2023 and 2022.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement, except as described below:

On January 30, 2024, the Company held an extraordinary general meeting of Shareholders and approved the 1) a special resolution, to amend the company’s Amended and Restated Memorandum and Articles of Association (the “charter”) pursuant to an amendment, to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”), from February 4, 2024 to August 4, 2024 (such proposal the “extension proposal”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company (“Class A ordinary shares”), included as part of the units sold in the company’s initial public offering that was consummated on February 4, 2021 from February 4, 2024 to August 4, 2024 or such earlier date as determined by the board; and 2) an ordinary resolution, approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal (the “adjournment proposal”), which will be presented at the general meeting if, based on the tabulated votes, there are not sufficient votes at the time of the general meeting to approve the foregoing proposal or as otherwise deemed necessary by the Chairman of the general meeting.

In connection with the shareholders’ vote at the General Meeting, 184,934 ordinary shares were tendered for redemption, leaving 7,762,810 ordinary shares, including 7,762,809 Class A ordinary shares and 1 Class B ordinary share.

On February 5, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was no longer in compliance with the Nasdaq Listing Rules (the “Rules”).

In the Notice, Nasdaq advised the Company that, pursuant to Rule IM-5101-2, a special purpose acquisition company (“SPAC”) must complete one or more business combinations within 36 months of the effectiveness of the SPAC’s initial public offering. Since the Company’s registration statement became effective on February 2, 2021, it was required to complete its initial business combination by no later than February 2, 2024.  As a result, the Company’s securities were suspended from trading at the opening of business on February 14, 2024 and, on April 25, 2024, a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s securities from listing and registration on the Nasdaq Stock Market.  The Company intends to apply to be listed on Nasdaq again in connection with the closing of its business combination.

Trust Deposits

On March 31, 2024, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $400,000. The payment was received into the Company’s operating account. The note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation.

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seventh deposits of $100,000 each, five deposits of $57,307 and three deposits of $51,759 into the Trust Account through June 30, 2024 totaling $1,141,812.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN REVIVAL ACQUISITION CORPORATION

Dated: July 22, 2024	By:	/s/ Aemish Shah
	Name:	Aemish Shah
	Title:	Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aemish Shah	Chairman & Chief Executive Officer	July 22, 2024
Aemish Shah	(Principal Executive Officer)

/s/ Manpreet Singh	Director and Chief Financial Officer	July 22, 2024
Manpreet Singh	(Principal Accounting and Financial Officer)

/s/ David Tanzer	Audit Chair	July 22, 2024
David Tanzer

/s/ Benjamin Rifkin	Audit Member	July 22, 2024
Benjamin Rifkin

/s/ Aimée R. Christensen	Director	July 22, 2024
Aimée R. Christensen