Form 10-Q
period 2024-03-31
NORTHERN REVIVAL ACQUISITION Corp
filed 2024-08-07
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of August 6, 2024, there were 7,762,809 of the Registrant’s Class A ordinary shares and one share of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding. In connection with the shareholders’ vote at the General Meeting, 1,451,876 ordinary shares were tendered for redemption, leaving 6,310,934 ordinary shares, including 6,310,933 Class A ordinary shares and 1 Class B ordinary share

NORTHERN REVIVAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$10,840	$1,465
Prepaid expenses	-	42,917
Total current assets	10,840	44,382
Cash in Trust Account	19,211,546	20,956,566
Total Assets	$19,222,386	$21,000,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$328,446	$146,918
Accrued expenses	1,459,226	1,475,712
Advances from related party	791,322	791,322
Promissory note – related party	1,289,456	1,128,393
Total current liabilities	3,868,450	3,542,345
Deferred legal fees	1,067,618	1,067,618
Forward Purchase Agreement derivative liabilities	136,700	121,584
Derivative warrant liabilities	325,800	128,550
Total liabilities	5,398,568	4,860,097

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 1,725,310 shares subject to possible redemption at $11.08 and 1,910,244 at $10.92 per share at March 31, 2024, and December 31, 2023, respectively	19,111,547	20,856,566

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,037,499 non-redeemable shares issued or outstanding at March 31, 2024, and December 31, 2023	604	604
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding at March 31, 2024, and December 31, 2023	-	-
Additional paid-in capital	-	-
Accumulated deficit	(5,288,333)	(4,716,319)
Total Shareholders’ Deficit	(5,287,729)	(4,715,715)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$19,222,386	$21,000,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
General and administrative expenses	$250,581	$976,952
Loss from operations	(250,581)	(976,952)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(197,250)	(383,141)
Initial loss on forward purchase agreement derivative liabilities	-	(272,053)
Change in fair value of forward purchase agreement derivative liabilities	(15,116)	36,680
Income from investments held in Trust Account	187,011	945,404
Net loss	$(275,936)	$(650,062)

Weighted average shares outstanding of Class A ordinary shares, redeemable	1,783,576	9,045,410
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$(0.04)
Weighted average shares outstanding of Class A ordinary shares, non-redeemable	6,037,499	-
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	-
Weighted average shares outstanding of Class B ordinary shares, basic	1	6,037,500
Basic net loss per share, Class B ordinary shares	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	6,037,499	$604	1	$0	$-	$(4,716,319)	$(4,715,715)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(296,078)	(296,078)
Net loss	-	-	-	-	-	(275,936)	(275,936)
Balance - March 31, 2024	6,037,499	$604	1	$0	$-	$(5,288,333)	$(5,287,729)

For the Three Months Ended March 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	6,037,500	$604	$-	$(10,654,377)	$(10,653,773)
Remeasurement of Class A ordinary shares subject to redemption						(1,245,404)	(1,245,404)
Net loss	-	-	-	-	-	(650,062)	(650,062)
Balance - March 31, 2023	-	$-	6,037,500	$604	$-	$(12,549,843)	$(12,549,239)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(275,936)	$(650,062)
Adjustments to reconcile net loss/income to net cash used in operating activities:
Income from investments held in Trust Account	(187,011)	(945,404)
Change in fair value of derivative warrant liabilities	197,250	383,141
Initial loss on forward purchase agreement derivative liabilities	-	272,053
Change in fair value of forward purchase agreement derivative liabilities	15,116	(36,680)
Changes in operating assets and liabilities:
Prepaid expenses	42,917	(388,165)
Accounts payable	181,528	70,442
Accrued expenses	(16,485)	698,498
Due to related party	-	582,540
Due to shareholders	-	4,426,869
Net cash (used in) provided by operating activities	(42,621)	4,413,232

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extensions	(109,067)	(300,000)
Cash withdrawn from trust account for redemptions	2,041,097	216,066,454
Cash provided by investing activities	1,932,030	215,766,454

Cash Flows from Financing Activities:
Proceeds from promissory note related party	161,063	300,000
Redemption of Class A Ordinary Shares	(2,041,097)	(220,493,323)
Net cash (used in) financing activities	(1,880,034)	(220,193,323)

Net change in cash	9,375	(13,637)

Cash - beginning of the period	1,465	42,071
Cash - end of the period	$10,840	$28,434

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$296,078	$1,245,404

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

As of March 31, 2024, the Company had not yet commenced operations. All activity through March 31, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search and closing of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

Shareholder Meeting, Extension, Redemptions and Trust Deposits

On January 27, 2023, the Company held an extraordinary general meeting of its shareholders (the “Meeting”) to amend its Amended and Restated Memorandum and Articles of Association (the “Extension Amendment”) to extend the date by which the Company has to consummate an initial Business Combination from February 4, 2023, to September 4, 2023 or such earlier date as determined by the board. At the Meeting, the Company’s shareholders approved a special resolution for the Extension Proposal. The Extension Proposal is described in detail in the Company’s definitive proxy statement filed with the SEC and dated January 6, 2023, and was approved at the Meeting. In connection with its solicitation of proxies in connection with the Extension Proposal, the Company was required to permit its public shareholders to redeem its ordinary shares. Of the 24,150,000 Class A ordinary shares outstanding with redemption rights, the holders of 21,240,830 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.17. As a result, approximately $216.1 million was removed from the Trust Account to pay such holders.

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

If the Company is unable to complete a Business Combination by November 4, 2024 (the “Combination Period”), the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

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

On August 1, 2024, the Company held an extraordinary general meeting of Shareholders and approved the 1) a special resolution, to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “charter”) pursuant to an amendment to the charter in the form set forth in Annex A of the proxy statement, to extend the date by which the company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”), from August 4, 2024 to November 4, 2024 (such proposal the “extension proposal”) or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company (“Class A ordinary shares”), included as part of the units sold in the company’s initial public offering that was consummated on February 4, 2021 from August 4, 2024 to November 4, 2024 or such earlier date as determined by the board; and 2) an ordinary resolution, approve the adjournment of the general meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the extension proposal (the “adjournment proposal”), which will be presented at the general meeting if, based on the tabulated votes, there are not sufficient votes at the time of the general meeting to approve the foregoing proposal or as otherwise deemed necessary by the Chairman of the general meeting.

In connection with the shareholders’ vote at the General Meeting, 1,451,876 ordinary shares were tendered for redemption, leaving 6,310,934 ordinary shares, including 6,310,933 Class A ordinary shares and 1 Class B ordinary share.

Delisting of securities

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

Trust Deposits

In connection   with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each and five deposits of $57,307 each and one deposit of $51,759 into the Trust Account by March 31, 2024. Five deposits of $51,759 each were deposited into the Trust Account, totaling $258,795 further extending to November 4, 2024.

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

Liquidity and going concern

As of March 31, 2024, the Company had approximately $10,840 in its operating bank account and working capital deficit of approximately $3.9 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2024, and December 31, 2023, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until November 4, 2024, to consummate a Business Combination. It is uncertain that the Company will be able to meet its obligations within the next 12 months or consummate a Business Combination by this time. If a Business Combination is not consummated by November 4, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements in the Annual Form 10-K filed by the Company with the SEC on July 23, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024, and December 31, 2023, the Company had no cash equivalents.

Cash held in Trust Account

The funds in the trust account, since the Company’s Initial Public Offering, were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), the Company’s has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At March 31, 2024, substantially all of the assets held in the Trust Account were held in commercial checking accounts which are invested primarily in U.S. Treasury securities. At December 31, 2023, all of the assets held in the Trust Account were held in cash.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At March 31, 2024, and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants (See Note 10). As of December 31, 2023, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. As of March 31, 2024, the fair value of the Public Warrants has been determined for which they used the spot price for such warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of March 31, 2024, and December 31,2023, the fair value of the forward purchase derivative liability was $136,700 and $121,584, respectively.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024, and December 31, 2023, 1,725,310 and 1,910,244 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024, and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended
	March 31,
	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net loss allocable to Class A ordinary shares	$(62,926)	$(389,850)
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	1,783,576	9,045,410
Basic and diluted net loss per share	$(0.04)	$(0.04)

Class A Ordinary Shares, non-redeemable
Numerator: Net loss allocable to Class A ordinary shares	(213,010)	—
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	6,037,499	—
Basic and diluted net loss per share	$(0.04)	$—

Class B Ordinary Shares
Numerator: Net loss allocable to Class B ordinary shares	(0)	(260,212)
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	1	6,037,500
Basic and diluted net loss per share	$(0.04)	$(0.04)

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

On April 5, 2023, shareholder holding one issued and outstanding Class B ordinary share of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis to meet listing requirements (see Note 9).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, and December 31, 2023, the Company had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the three months ended March 31, 2024, no transactions occurred, the Sponsor did not advance the Company any amount for working capital purposes, similarly none was repaid during the three months ended March 31, 2024. As of March 31, 2024, and December 31, 2023, the outstanding balance of the advances was $791,322.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and one deposit of $51,759 into the Trust Account by March 31, 2024, totaling $1,038,294.

On March 31, 2024, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $562,000. During the three months ended March 31, 2024, the Sponsor deposited $161,063 into the Operating Account. The note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation.

The Company issued unsecured promissory notes to the Sponsor as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of March 31, 2024, and December 31, 2023, the Company had $1,289,456 and $1,128,393 outstanding balance respectively under these notes.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2024, the Company did not incur expenses for such administration and for three months ended March 31, 2023, the Company incurred expenses under this agreement of $90,000, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of March 31, 2024, and December 31, 2023, the payable was $330,000 of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of March 31, 2024, and December 31, 2023, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheets.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2024, and December 31, 2023, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

On February 5, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was no longer in compliance with the Nasdaq Listing Rules (the “Rules”). Accordingly, Nasdaq has advised the Company that its securities will be delisted from The Nasdaq Stock Market and, unless the Company requests an appeal of such determination, its securities were suspended from trading at the opening of business on February 14, 2024, and, on April 25, 2024, a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s securities from listing and registration on the Nasdaq Stock Market. The Company intends to apply to be listed on Nasdaq again in connection with the closing of its business combination.

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024, and December 31, 2023, there were 1,725,310 and 1,910,244 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of March 31, 2024, and December 31, 2023, Class A ordinary shares reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2023	244,909,717
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,552,859
Less:
Redemption	(226,606,010)
Class A ordinary shares subject to possible redemption at December 31, 2023	20,856,566
Less:
Redemption	(2,041,097)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	187,011
Extension deposits to Class A ordinary shares subject to redemption	109,067
Class A ordinary shares subject to possible redemption at March 31, 2024	19,111,547

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024, and December 31, 2023, there were 1,725,310 and 1,910,244 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively. See Note 8.

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

On April 5, 2023, Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Such shares do not have redemption rights. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding. At March 31, 2024, there were 7,762,809 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively. At December 31, 2023, there were 7,947,743 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$208,100	$—	$—	$208,100
Derivative private placement warrant liabilities	—	117,700	—	117,700
Forward purchase agreement derivative liability	—	—	136,700	136,700
Total derivative warrant liabilities	$208,100	$117,700	$136,700	$462,500

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$82,110	$—	$—	$82,110
Derivative private placement warrant liabilities	—	46,440	—	46,440
Forward purchase agreement derivative liability	—	—	121,584	121,584
Total derivative warrant liabilities	$82,110	$46,440	$121,584	$250,134

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of March 31, 2024 and December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants.

On February 5, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was no longer in compliance with the Nasdaq Listing Rules (the “Rules”). Accordingly, Nasdaq has advised the Company that its securities will be delisted from The Nasdaq Stock Market and, unless the Company requests an appeal of such determination, its securities were suspended from trading at the opening of business on February 14, 2024, and, on April 25, 2024, a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s securities from listing and registration on the Nasdaq Stock Market. The Company intends to apply to be listed on Nasdaq again in connection with the closing of its business combination.

For the three months ended March 31, 2024, and 2023, the Company recognized a gain/loss resulting from a decrease/increase in the fair value of liabilities of approximately $0.2 million and $0.4 million, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

Forward Purchase Agreement Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	March 31, 2024	December 31, 2023
Probability of business combination	10.8%	9.3%
Underlying ordinary share price	$11.08	10.90
Cash flow discount rate	4.35%	4.20%
Unit purchase price	$10.00	10.00
Estimated maturity date	10/4/2027	4/26/2027
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement derivative liability:

FPA
Fair value as of December 31, 2023	$121,584
Change in fair value of the forward purchase agreement derivative liabilities	15,116
Fair value as of March 31, 2024	$136,700

The changes in the fair value of the forward purchase agreement derivative liability for the three month ended March 31, 2024, and 2023 are $15,116 increase and $36,680 decrease, respectively.

There were no transfers between fair value levels during the period ended March 31, 2024, and for the year ended December 31, 2023.

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

On August 1, 2024, the Company held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 4”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from August 4, 2024 to November 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from August 4, 2024 to November 4, 2024 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 4, holders of 1,451,876 Class A ordinary shares of our then 7,762,810 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.25.

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 and three deposits of $51,759 into the Trust Account through June 30, 2024 totaling $ 1,141,812.

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

If we are unable to complete an Initial Business Combination by November 4, 2024, we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 1, holders of 21,240,830 Class A ordinary shares of our then-outstanding 24,150,000 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.17. In connection with the solicitation of proxies in connection with the Conversion Proposal, holders of 433,699 Class A ordinary shares of our then-outstanding 2,909,170 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $10.33. On March 28, 2023, the Company elected to permit one shareholder, at the shareholder’s request, to reverse their redemption as to 5,000 Class A ordinary shares, resulting in a total of 428,699 redemptions in connection with the solicitation of proxies in connection with the Conversion Proposal. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 8,517,971 ordinary shares issued and outstanding, and (ii) one Class B ordinary shares.

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

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and one deposit of $51,759 into the Trust Account by March 31, 2024. Further, during the three months ended March 31, 2024, the Sponsor contributed a total of $161,063 into the Operating Account.

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

On August 1, 2024, we held an extraordinary general meeting of shareholders where the shareholders approved a special resolution to amend our charter (the “Extension Amendment No. 4”) to extend the date by which the Company may either (i) consummate a merger, share exchange, asset acquisition, share purchase, reorganisation or similar business combination, from August 4, 2024 to November 4, 2024 or such earlier date as determined by the board or (ii) cease its operations, except for the purpose of winding up if it fails to complete an initial business combination, and (iii) redeem all of the Class A ordinary shares, par value $0.0001 per share, of the company, included as part of the units sold in the company’s Initial Public Offering that was consummated on February 4, 2021 from August 4, 2024 to November 4, 2024 or such earlier date as determined by the board.

In connection with the solicitation of proxies in connection with the Extension Amendment No. 4, holders of 1,451,876 Class A ordinary shares of our then 7,762,810 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.25.

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

Nasdaq Listing Rules Notice

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through March 31, 2024, related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of approximately $275,936, which consisted of approximately $197,250 for a change in the fair value of derivative warrant liabilities and approximately $250,581 of general and administrative expenses, approximately $15,116 of a change in the fair value of the FPA, offset by approximately $187,011 of income from investments held in the Trust Account.

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

Liquidity and Going Concern

As of March 31, 2024, we had approximately $10,840 cash in our operating bank account and working capital deficit of approximately $3.9 million.

Through March 31, 2024, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2024 and December 31, 2023, there was no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until August 04, 2024, or such earlier date as determined by our directors to consummate an Initial Business Combination. It is uncertain that we will be able to meet its obligations within the next 12 months or consummate an Initial Business Combination by this time. If a Business Combination is not consummated by November 4, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

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

On February 5, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it was no longer in compliance with the Nasdaq Listing Rules (the “Rules”). Accordingly, Nasdaq has advised the Company that its securities were delisted from The Nasdaq Stock Market at the opening of business on February 14, 2024, and, on April 25, 2024, a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s securities from listing and registration on the Nasdaq Stock Market. The Company intends to apply to be listed on Nasdaq again in connection with the closing of its business combination.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024, and December 31, 2023, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. During the three months ended March 31, 2024, the Sponsor did not advance the Company any amount for working capital purposes. As of March 31, 2024, and December 31, 2023, the outstanding balance remains same under the advances amounted to $791,322.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and one deposit of $51,759 into the Trust Account by March 31, 2024 into the Trust Account through June 30, 2024 totaling $ 1,141,812.

On March 31, 2024, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $562,000. During the three months ended 2024, the Sponsor deposited $161,063 into the Operating Account. The note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation.

The Company issued unsecured promissory notes to the Sponsor as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of March 31, 2024, and December 31, 2023, the Company had $1,289,456 and $1,128,393 outstanding balance respectively under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three months ended March 31, 2024, the Company did not incur expenses for such administration and for three months ended March 31, 2023, the Company incurred expenses under this agreement of $90,000, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of March 31, 2024, and December 31, 2023, the payable was $330,000 of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of March 31, 2024, and December 31, 2023, we recorded $1.1 million in deferred legal fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 1,725,310 and 1,910,244 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model. The fair value of the Private Placement Warrants was initially and subsequently measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of March 31, 2024, and December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At March 31, 2024, the value of the forward purchase derivative liability was $136,700.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, due to a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. The Company lacks the controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were ineffective as of March 31, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described below and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described below and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of March 31, 2024, the material weaknesses had not been remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on July 23, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, other than the below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on July 23, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified risk factors in relation to Nasdaq Listing Rules Notice. We plan to apply to be listed on Nasdaq again in connection with the closing of the business combination. However, there can be no assurance that our shares will be listed on Nasdaq.

We have identified a risk factor in relation to a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are no longer in compliance with the Nasdaq Listing Rules (the “Rules”).

In the Notice, Nasdaq advised that, pursuant to Rule IM-5101-2, a special purpose acquisition company (“SPAC”) must complete one or more business combinations within 36 months of the effectiveness of the SPAC’s initial public offering. Since our registration statement became effective on February 2, 2021, it was required to complete its initial business combination by no later than February 2, 2024. As a result, our securities were suspended from trading at the opening of business on February 14, 2024 and, on April 25, 2024, a Form 25-NSE was filed with the Securities and Exchange Commission removing the Company’s securities from listing and registration on the Nasdaq Stock Market. We intend to apply to be listed on Nasdaq again in connection with the closing of the business combination, however, there can be no assurance that our shares will be listed on Nasdaq.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August 2024.

NORTHERN REVIVAL ACQUISITION CORPORATION

By:	/s/ Aemish Shah
Name:	Aemish Shah
Title:	Chairman & Chief Executive Officer