Form 10-Q
period 2024-06-30
NORTHERN REVIVAL ACQUISITION Corp
filed 2024-09-24
CIK 1831964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 23, 2024, there were 7,762,809 of the Registrant’s Class A ordinary shares and one share of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding. In connection with the shareholders’ vote at the General Meeting, 1,451,876 ordinary shares were tendered for redemption, leaving 6,310,934 ordinary shares, including 6,310,933 Class A ordinary shares and 1 Class B ordinary share.

NORTHERN REVIVAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets:
Cash	$453	$1,465
Prepaid expenses	-	42,917
Total current assets	453	44,382
Cash in Trust Account	19,496,980	20,956,566
Total Assets	$19,497,433	$21,000,948

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$295,383	$146,918
Accrued expenses	1,451,858	1,475,712
Advances from related party	791,322	791,322
Promissory note – related party	1,562,456	1,128,393
Total current liabilities	4,101,019	3,542,345
Deferred legal fees	1,067,618	1,067,618
Forward Purchase Agreement derivative liabilities	112,083	121,584
Derivative warrant liabilities	452,460	128,550
Total liabilities	5,733,180	4,860,097

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 1,725,310 shares subject to possible redemption at $11.34 and 1,910,244 at $10.92 per share at June 30, 2024, and December 31, 2023, respectively	19,571,335	20,856,566

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,037,499 non-redeemable shares issued or outstanding at June 30, 2024, and December 31, 2023	604	604
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 share issued and outstanding at June 30, 2024, and December 31, 2023	-	-
Additional paid-in capital	-	-
Receivables from Sponsor	(174,354)	-
Accumulated deficit	(5,633,332)	(4,716,319)
Total Shareholders’ Deficit	(5,807,082)	(4,715,715)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$19,497,433	$21,000,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative expenses	139,438	538,029	$390,019	$1,514,981
Loss from operations	(139,438)	(538,029)	(390,019)	(1,514,981)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(126,660)	383,141	(323,910)	-
Change in fair value of forward purchase agreement derivative liabilities	24,617	38,607	9,501	(196,766)
Income from investments held in Trust Account	181,916	236,930	368,927	1,182,334
Net (loss) / income	(59,565)	$120,649	(335,501)	$(529,413)

Weighted average shares outstanding of Class A ordinary shares, redeemable	1,725,310	2,480,471	1,763,923	5,753,331
Basic and diluted net (loss) / income per share, Class A ordinary shares	$(0.01)	$0.01	$(0.04)	$(0.04)
Weighted average shares outstanding of Class A ordinary shares, non-redeemable	6,037,499	5,772,114	6,037,499	2,935,359
Basic and diluted net (loss) / income per share, Class A ordinary shares	$(0.01)	$0.01	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B ordinary shares, basic	1	199,039	1	3,102,141
Basic net (loss) / income per share, Class B ordinary shares	$(0.01)	$0.01	$(0.04)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2024

	Ordinary Shares				Additional	Receivables		Total
	Class A		Class B		Paid-in	From	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Sponsors	Deficit	Deficit
Balance - December 31, 2023	6,037,499	$604	1	$0	$-	-	$(4,716,319)	$(4,715,715)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	-	(296,078)	(296,078)
Net loss	-	-	-	-	-	-	(275,936)	(275,936)
Balance - March 31, 2024	6,037,499	$604	1	$0	$-	-	$(5,288,333)	$(5,287,729)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(174,354)	(285,434)	(459,788)
Net loss	-	-	-	-	-	-	(59,565)	(59,565)
Balance - June 30, 2024	6,037,499	$604	1	$0	$-	(174,354)	$(5,633,332)	$(5,807,082)

For the Three and Six Months Ended June 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	-	$-	6,037,500	$604	$-	$(10,654,377)	$(10,653,773)
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(1,245,404)	(1,245,404)
Net loss	-	-	-	-	-	(650,062)	(650,062)
Balance - March 31, 2023	-	$-	6,037,500	$604	$-	$(12,549,843)	$(12,549,239)
Conversion of Class B shares to Class A shares	6,037,499	604	(6,037,499)	(604)	-	-	-
Remeasurement of Class A ordinary shares subject to redemption	-	-	-	-	-	(436,930)	(436,930)
Net income	-	-	-	-	-	120,649	120,649
Balance - June 30, 2023	6,037,499	$604	1	-	-	$(12,866,124)	$(12,865,520)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NORTHERN REVIVAL ACQUISITION CORPORATION

(FORMERLY KNOWN AS NOBLE ROCK ACQUISITION CORPORATION)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(335,501)	$(529,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(368,927)	(1,182,334)
Change in fair value of derivative warrant liabilities	323,910	-
Initial loss on forward purchase agreement derivative liabilities	-	272,053
Change in fair value of forward purchase agreement derivative liabilities	(9,501)	(75,287)
Changes in operating assets and liabilities:
Prepaid expenses	42,917	(293,552)
Accounts payable	148,465	78,686
Accrued expenses	(23,853)	1,058,899
Due to related party	-	635,740
Net cash used in operating activities	(222,490)	(35,208)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extensions	(212,585)	(500,000)
Cash withdrawn from trust account for redemptions	2,041,097	220,493,323
Cash provided by investing activities	1,828,512	219,993,323

Cash Flows from Financing Activities:
Proceeds from promissory note related party	434,063	500,000
Redemption of Class A Ordinary Shares	(2,041,097)	(220,493,323)
Net cash used in financing activities	(1,607,034)	(219,993,323)

Net change in cash	(1,012)	(35,208)

Cash - beginning of the period	1,465	42,071
Cash - end of the period	$453	$6,863

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$755,866	$1,682,334

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

As of June 30, 2024, the Company had not yet commenced operations. All activity through June 30, 2024, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search and closing of a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust from the proceeds of its Initial Public Offering.

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

On March 16, 2023, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to vote on a special resolution to amend the Company’s Amended and Restated Memorandum of Association to change the name to the Company from Noble Rock Acquisition Corporation to Northern Revival Acquisition Corporation and to amend the charter to change certain provisions which restrict the Company’s Class B ordinary shares from converting to Class A ordinary shares prior to the closing of the business combination. Both proposals were approved (the “Conversion Proposal”). The submission of the Conversion Proposal entitled holders of the Company’s Class A Ordinary Shares to redeem their shares for their pro rata portion of the funds held in the Trust Account. In connection with the General Meeting, of the 2,909,170 remaining Class A ordinary shares outstanding with redemption rights, the holders of 428,699 Class A ordinary shares elected to redeem their shares at a per share redemption price of approximately $10.33 on March 28, 2023 in the amount of $4,426,869. The amount was removed from the Trust Account to pay such holders and the 428,699 shares were cancelled in April 2023. On April 5, 2023, the Sponsor elected to convert 6,037,499 Class B ordinary shares into Class A ordinary shares. As a result of such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there were a total of 8,517,971 ordinary shares issued and outstanding, including (i) 8,517,970 Class A ordinary shares and (ii) 1 Class B ordinary share outstanding.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 4, holders of 1,451,876 Class A ordinary shares of the Company’s then 7,762,810 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.25.

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each and five deposits of $57,307 each and three deposits of $51,759 into the Trust Account by June 30, 2024. Further three deposits of $51,759 each and $19,077 totaling to $174,354 will be deposited into the Trust Account in September & October 2024, further extending to November 4, 2024. The company shall receive $174,354 from its Sponsor in September & October 2024 towards the extension payments in operating account and the same is accounted for in the financials as on June 30, 2024.

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

Forward Purchase Agreement (“FPA”)

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

Liquidity and going concern

As of June 30, 2024, the Company had approximately $453 in its operating bank account and working capital deficit of approximately $4.1 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2024, and December 31, 2023, there were no amounts outstanding or any Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

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

NOTE 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024, and December 31, 2023, the Company had no cash equivalents.

Cash held in Trust Account

The funds in the trust account, since the Company’s Initial Public Offering, were held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act ), the Company’s has instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash in an interest-bearing demand deposit account at a bank until the earlier of the consummation of the Business Combination, another initial business combination or our liquidation. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. At June 30, 2024, all of the assets held in the Trust Account were held in cash. At December 31, 2023, all of the assets held in the Trust Account were held in cash.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. At June 30, 2024, and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. As of December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants (See Note 10). As of December 31, 2023, the fair value of the Public Warrants has been determined based on the observable listed trading price for such warrants. As of June 30, 2024, the fair value of the Public Warrants was measured by taking the February 14 quoted market price after adjusting the volatilities of selected publicly traded SPACs subsequent to delisting on February 14, 2024. For this comparable SPACs were selected based on the SPAC focus, status, IPO size, and other SPAC details.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. As of June 30, 2024, and December 31, 2023, the fair value of the forward purchase derivative liability was $112,083 and $121,584, respectively.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024, and December 31, 2023, 1,725,310 and 1,910,244 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024, and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of ordinary shares:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Class A Ordinary Shares subject to possible redemption
Numerator: Net (loss) / income allocable to Class A ordinary shares	(13,239)	$35,409	$(75,858)	$(257,913)
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	1,725,310	2,480,471	1,763,923	5,753,331
Basic and diluted net (loss) / income per share	$(0.01)	$0.01	$(0.04)	$(0.04)

Class A Ordinary Shares, non-redeemable
Numerator: Net (loss) / income allocable to Class A ordinary shares	(46,326)	82,398	(259,643)	(132,000)
Denominator: Weighted Average Class A ordinary shares
Basic and diluted weighted average shares outstanding	6,037,499	5,772,114	6,037,499	2,935,359
Basic and diluted net (loss) / income per share	$(0.01)	$0.01	$(0.04)	$(0.04)

Class B Ordinary Shares
Numerator: Net (loss) / income allocable to Class B ordinary shares	(0)	2,841	(0)	(139,501)
Denominator: Weighted Average Class B ordinary shares
Basic and diluted weighted average shares outstanding	1	199,039	1	3,102,141
Basic and diluted net (loss) / income per share	$(0.01)	$0.01	$(0.04)	$(0.04)

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, and December 31, 2023, the Company had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. For the six months ended June 30, 2024, no transactions occurred, the Sponsor did not advance the Company any amount for working capital purposes, similarly none was repaid during the six months ended June 30, 2024. As of June 30, 2024, and December 31, 2023, the outstanding balance of the advances was $791,322.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and three deposits of $51,759 into the Trust Account by June 30, 2024, totaling $1,141,812.

On March 31, 2024, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $562,000. During the three and six months ended June 30, 2024, the Sponsor deposited $273,000 and $434,063, respectively into the Operating Account. The note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation.

The Company issued unsecured promissory notes to the Sponsor as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of June 30, 2024, and December 31, 2023, the Company had $1,562,456 and $1,128,393 outstanding balance respectively under these notes.

Administrative Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the three and six months ended June 30, 2024, the Company did not incur expenses for such administration and for three and six months ended June 30, 2023, the Company incurred expenses under this agreement of $90,000 and $180,000, respectively, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of June 30, 2024, and December 31, 2023, the payable was $330,000 of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.8 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.375 per unit, or approximately $9.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the Company received reimbursement from the underwriters of certain expenses in connection with the Initial Public Offering in the aggregate amount of $603,750, equal to 0.25% of the offering gross proceeds. The underwriter fee has been waived as of June 30, 2024 (Refer Note 1 above – Underwriting Fees Waivers).

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, and the legal counsel agreed to defer their fees in excess of $250,000. The deferred fee will become payable in the event that the Company completes a Business Combination. As of June 30, 2024, and December 31, 2023, the Company had deferred legal fees of approximately $1.1 million in connection with such services on the accompanying condensed balance sheets.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2024, and December 31, 2023, the Company had 8,050,000 Public Warrants and 4,553,334 Private Placement Warrants outstanding.

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

NOTE 8. CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024, and December 31, 2023, there were 1,725,310 and 1,910,244 shares of Class A ordinary shares outstanding, all of which were subject to redemption, respectively.

As of June 30, 2024, and December 31, 2023, Class A ordinary shares reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption at January 1, 2023	244,909,717
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	2,552,859
Less:
Redemption	(226,606,010)
Class A ordinary shares subject to possible redemption at December 31, 2023	20,856,566
Less:
Redemption	(2,041,097)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption	368,927
Extension deposits to Class A ordinary shares subject to redemption	386,939
Class A ordinary shares subject to possible redemption at June 30, 2024	19,571,335

NOTE 9. SHAREHOLDERS’ DEFICIT

Preference Shares – The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2024, and December 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares – The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024, and December 31, 2023, there were 1,725,310 and 1,910,244 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets, respectively. See Note 8.

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

On January 30, 2024, the Company held an extraordinary general meeting of Shareholders. In connection with the shareholders’ vote at the General Meeting, 184,934 ordinary shares were tendered for redemption, leaving 7,762,810 ordinary shares, including 7,762,809 Class A ordinary shares and 1 Class B ordinary share

Following such meetings, the redemptions related thereto and the Sponsor’s conversion of Class B ordinary shares into Class A ordinary shares, there are a total of 7,762,810 ordinary shares issued and outstanding. At June 30, 2024, there were 7,762,809 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively. At December 31, 2023, there were 7,947,743 Class A ordinary shares and 1 Class B ordinary share outstanding, respectively.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$—	$289,000	$—	$289,000
Derivative private placement warrant liabilities	—	163,460	—	163,460
Forward purchase agreement derivative liability	—	—	112,083	112,083
Total derivative warrant liabilities	$—	$452,460	$112,083	$564,543

	Fair Value Measured as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative public warrant liabilities	$82,110	$—	$—	$82,110
Derivative private placement warrant liabilities	—	46,440	—	46,440
Forward purchase agreement derivative liability	—	—	121,584	121,584
Total derivative warrant liabilities	$82,110	$46,440	$121,584	$250,134

Level 1 assets include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a quoted market price till February 14, 2024 (till securities were delisted) and subsequent to delisting, it was measured by taking the February 14 quoted market price after adjusting the volatilities of selected publicly traded SPACs. For this comparable SPACs were selected based on the SPAC focus, status, IPO size, and other SPAC details.

The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of June 30, 2024 and December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants. As on June, 30 2024, there is change of level for derivative public warrant liabilities from Level 1 to Level 2 due to the change in measurement technique.

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

For the three and six months ended June 30, 2024, the Company recognized a gain/loss resulting from a decrease/increase in the fair value of liabilities of approximately $0.1 million and $0.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations. For the three and six months ended June 30, 2023, the Company recognized a gain resulting from a decrease in the fair value of liabilities of approximately $0.4 million and $0, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed statements of operations.

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

Forward Purchase Agreement (“FPA”) Derivative Liability

In order to calculate the fair value of the forward purchase agreement derivative liability, the Company utilized the following inputs:

	June 30, 2024	December 31, 2023
Probability of business combination	12.1%	9.3%
Underlying ordinary share price	$11.34	10.90
Cash flow discount rate	4.49%	4.20%
Unit purchase price	$10.00	10.00
Estimated maturity date	10/4/2027	4/26/2027
Probability of forward purchase agreement being utilized	0%	0%

The following table presents the changes in the fair value of the forward purchase agreement derivative liability:

FPA
Fair value as of December 31, 2023	$121,584
Change in fair value of the forward purchase agreement derivative liabilities	(9,501)
Fair value as of June 30, 2024	$112,083

The changes in the fair value of the forward purchase agreement derivative liability for the three and six months ended June 30, 2024, are $24,617 decrease and $9,501 decrease, respectively. The changes in the fair value of the forward purchase agreement derivative liability for the three and six months ended June 30, 2023, are $38,607 decrease and $75,287 decrease, respectively.

There were no transfers between fair value levels during the period ended June 30, 2024, and for the year ended December 31, 2023.

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

In connection with the solicitation of proxies in connection with the Extension Amendment No. 4, holders of 1,451,876 Class A ordinary shares of our then 7,762,810 Class A ordinary shares outstanding with redemption rights, elected to redeem their shares at a per share redemption price of approximately $11.25, totaling $16.33 million.

Trust Deposits

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 and three deposits of $51,759 into the Trust Account through June 30, 2024 totaling $1,141,812. Further three deposits of $51,759 each and $19,077 totaling to $174,354 will be deposited into the Trust Account in September & October 2024, further extending to November 4, 2024. The company shall receive $174,354 from its Sponsor in September & October 2024 towards the extension payments in operating account and the same is accounted for in the financials as on June 30, 2024.

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

On May 17, 2023, the Board of Directors of the Company appointed Benjamin Rifkin a director of the Company. The Board also appointed Mr. Rifkin to serve on the Company’s Compensation, Nominating & Corporate Governance and Audit Committees. Mr. Rifkin has been determined by the Board to be an independent director and meet the requirements to serve on the Company’s Compensation, Nominating & Corporate Governance and Audit Committees under the listing rules of the Nasdaq Stock Market. There are no arrangements or understandings pursuant to which Mr. Rifkin was selected. Further Mr. Rifkin has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

In connection with the shareholders’ approval of the extension proposals, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and three deposits of $51,759 into the Trust Account by June 30, 2024. Further, during the three and six months ended June 30, 2024, the Sponsor contributed a total of $273,000 and $434,063, respectively into the Operating Account.

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

Results of Operations

Our entire activity since November 4, 2020 (inception) through June 30, 2024, related to our formation, the preparation for the Public Offering, and since the closing of the Public Offering, the search for a prospective Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We generate non-operating income in the form of gains on investment (net), dividends and interest held in trust account. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net loss of approximately $59,000, which consisted of approximately $127,000 for a change in the fair value of derivative warrant liabilities and approximately $139,000 of general and administrative expenses, offset by approximately $25,000 of a change in the fair value of the FPA, approximately $182,000 of income from investments held in the Trust Account.

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

For the six months ended June 30, 2024, we had net loss of approximately $336,000, which consisted of approximately $324,000 for a change in the fair value of derivative warrant liabilities and approximately $390,000 of general and administrative expenses, offset by approximately $9,000 of a change in the fair value of the FPA, approximately $369,000 of income from investments held in the Trust Account.

For the six months ended June 30, 2023, we had a net loss of approximately $529,000, resulting from approximately $1,515,000 of general and administrative expenses and approximately $197,000 resulting from a decrease in the fair value of the FPA, offset by approximately $1.2 million of income from investments held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2024, we had $453 cash in our operating bank account and working capital deficit of approximately $4.1 million.

Through June 30, 2024, our liquidity needs had been satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and the loan of $45,000 from our Sponsor pursuant to the Note. Subsequent to the closing of the Initial Public Offering and Private Placement, the proceeds from the Private Placement not held in the Trust Account will be used to satisfy our liquidity. Including amounts borrowed subsequent to December 31, 2020, we borrowed a total of approximately $195,000 through the Note and we repaid the Note in full on February 5, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2024 and December 31, 2023, there were no outstanding Working Capital Loans. Management intends to utilize Sponsor support to continue meeting its obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have until November 4, 2024, or such earlier date as determined by our directors to consummate an Initial Business Combination. It is uncertain that we will be able to meet its obligations within the next 12 months or consummate an Initial Business Combination by this time. If a Business Combination is not consummated by November 4, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, our Sponsor, members of our founding team or any of their affiliates may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete an Initial Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2024, and December 31, 2023, we had no outstanding Working Capital Loans.

Advances from Related Party

The Sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee reviews on a quarterly basis all payments that were made by us to the Sponsor, directors, officers or the Company’s or any of their affiliates. During the six months ended June 30, 2024, the Sponsor did not advance the Company any amount for working capital purposes. As of June 30, 2024, and December 31, 2023, the outstanding balance remains same under the advances amounted to $791,322.

Promissory Note – related party

In connection with the shareholders’ approval of the Extension Proposal, the Sponsor contributed to the Company as a loan (each loan being referred to herein as a “contribution”) seven deposits of $100,000 each, five deposits of $57,307 each and three deposits of $51,759 into the Trust Account by June 30, 2024 into the Trust Account totaling $ 1,141,812.

On March 31, 2024, the Company issued unsecured promissory notes to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $562,000. During the three and six months ended June 30, 2024, the Sponsor deposited $273,000 and $434,063, respectively, into the Operating Account. The note is non-interest bearing, unsecured and payable upon the earlier of (i) the effective date of close of business combination, or (ii) the date of liquidation.

The Company issued unsecured promissory notes to the Sponsor as extension loans. The promissory notes bear no interest and all unpaid principal under the promissory notes will be due and payable in full up upon the consummation of the Business Combination. As of June 30, 2024, and December 31, 2023, the Company had $1,562,456 and $1,128,393 outstanding balance respectively under these notes.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor a total of $30,000 per month for office space, administrative, financial and support services. For the six months ended June 30, 2024, the Company did not incur expenses for such administration and for three and six months ended June 30, 2023, the Company incurred expenses under this agreement of $90,000 and $180,000, respectively, which are included in general and administrative expenses on the accompanying statements of operations, respectively. As of June 30, 2024, and December 31, 2023, the payable was $330,000 of which is included in accrued expenses in the accompanying balance sheets, respectively.

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

Deferred Legal Fees

We engaged a legal counsel firm for legal advisory services, and the firm agreed to defer their fees in excess of $250,000 (“Deferred Legal Fees”). The deferred fee will become payable in the event that we complete an Initial Business Combination. As of June 30, 2024, and December 31, 2023, we recorded $1.1 million in deferred legal fees.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity (“ASC 480”).” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, 1,725,310 and 1,910,244 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a quoted market price till February 14, 2024 (till securities were delisted) and subsequent to delisting, it was measured by taking the February 14 quoted market price after adjusting the volatilities of selected publicly traded SPACs. For this comparable SPACs were selected based on the SPAC focus, status, IPO size, and other SPAC details. The fair value of the Private Placement Warrants has initially and subsequently been measured at fair value using a Black-Scholes Merton (BSM) model through September 30, 2022. As of June 30, 2024 and December 31, 2023, the Company determined the difference between the Public Warrant and Private Warrant fair value would be de minimus and therefore measured the Private Warrants by reference to the value of the Public Warrants. As on June, 30 2024, there is change of level for derivative public warrant liabilities from Level 1 to Level 2.

Forward Purchase Agreement Derivative Liability

On March 16, 2023, the Company entered into a Forward Purchase Agreement (see Note 1). The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 815-40. The instrument is subject to re-measurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The ability of the Company to receive any of the proceeds of the Forward Purchase Agreement is dependent upon the financial metrics of the business combination target, among other factors, rendering the receipt of such proceeds outside the control of the Company. At June 30, 2024, the value of the forward purchase derivative liability was $112,083.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024, due to a material weakness related to the accounting and valuation of complex financial instruments relating to the forward purchase agreement. The Company lacks the controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were ineffective as of June 30, 2024.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weaknesses as described above and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area and expanded and improved our review process for complex securities and related accounting standards and period end review and reporting of accruals. As of June 30, 2024, the material weaknesses had not been remediated.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified material weaknesses in our internal controls over financial reporting related to the accounting for complex financial instruments relating to the Forward Purchase Agreement. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of September 2024.

NORTHERN REVIVAL ACQUISITION CORPORATION

By:	/s/ Aemish Shah
Name:	Aemish Shah
Title:	Chairman & Chief Executive Officer